Form 10KSB
period 2005-12-31
CREATIVE ENTERPRISES INTERNATIONAL INC
filed 2006-04-14
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

0-51313
Commission file number

CREATIVE ENTERPRISES INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	23-3100268
(State of incorporation)	(IRS Employer Identification Number)

461 Park Avenue South, Suite 303 New York, NY 10016
(Address of principal executive office)
(212) 868-5262
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The issuer had revenues of $514,146 for the fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates on April 11, 2006 was approximately $5,858,051 based on the average bid and asked prices of the issuer’s common stock on such date.

As of April 11, 2006, the issuer had 16,105,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format: YesNo

CREATIVE ENTERPRISES INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

ii

PART I

Item 1.    Description of Business

Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in ‘‘Risk factors.’’ No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words ‘‘may,’’ ‘‘would,’’ ‘‘could,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘plan,’’ and ‘‘estimate,’’ as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

•	our future financial results;

•	our future growth and expansion into new markets; and

•	our future advertising and marketing activities.

Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report. The safe harbors for forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not previously subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and whose securities are considered to be a ‘‘penny stock’’ and accordingly may not be available to us.

As used in this Report, references to the ‘‘we,’’ ‘‘us,’’ ‘‘our’’ refer to Creative Enterprises International, Inc. unless the context indicates otherwise.

(a) Business Development

Creative Enterprises International, Inc. (‘‘Creative’’) is a marketing and distribution company of consumer products. Creative’s business strategy is to identify emerging consumer trends and then source products to fulfill anticipated consumer market demand. In 2004 we began implementing our current business plan of marketing and distributing bottled waters and dietary supplements.

Creative was originally incorporated on June 20, 1984, in the State of Utah as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc., a Delaware corporation, and changed our name to Creative Enterprises International, Inc. This agreement provided that all shares of common stock of the Delaware corporation issued and outstanding on that date be exchanged for shares of common stock issued by the Nevada corporation, which changed its name after the reorganization to Creative Enterprises International, Inc. Prior to the reorganization, we had 32,659,591 shares of common stock outstanding and pursuant to the agreement, we effected a 1 for 16.33 reverse stock split. This reduced the number of outstanding shares to 2,000,000. We then issued an additional 2,500,000 post-split common shares in the acquisition.

On September 18, 2002 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission. This registration statement was amended on five occasions and ultimately withdrawn on September 30, 2004 prior to being declared effective by the SEC. The registration statement was filed solely on behalf of certain of our security holders and in conjunction with an offering of warrants to our then-current stockholders and did not attempt to register shares to be sold directly by our company. This filing was withdrawn for a number of reasons. First, the shares of common stock held by the proposed selling security holders became eligible to be resold pursuant to Rule 144(k) and accordingly did not require us to further prosecute the registration statement. In addition, as we were entering into a new line of business shortly after filing the final amendment to the registration statement, the additional expense and effort required was not justified in light of availability of the exemption provided by Rule 144(k). We decided to change our line of business as management subsequently determined that it would not be cost-effective for us to continue to attempt to develop a market in the United States for the products described in that registration statement. In 2004, management was able to negotiate license agreements with Jamnica, d.d. and Peace Mountain Natural Beverage Corporation (as described below) in order to provide us with the rights necessary to engage in our present business line.

We have had limited operations to date. For our 2005 fiscal year, we generated revenues of $514,146 (all of which has been recorded since May 2005) and incurred a net loss of $3,429,846. Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, which include the following:

•	Formation of the company and obtaining start-up capital;

•	Developing our corporate hierarchy, including building a sales and marketing infrastructure and establishing a business plan; and

•	Identifying and contacting suppliers and distributors of bottled artesian waters and dietary supplement.

Since 2005, we have been able to devote increasing amounts of resources to marketing and sales activities regarding our bottled waters and dietary supplement, including the procurement of a number of purchase orders from distributors and retailers.

(b) Business of the Issuer

We operate our business in the rapidly evolving consumer beverage industry and our principal products are a line of bottled artesian waters and a dietary supplement product. Currently, our line of bottled waters consists of:

•	Jana Natural Artesian Water; and

•	Jana Natural Flavored Artesian Water (Lemon-Lime and Strawberry-Guava).

Currently, our line of dietary supplements consist of:

• Jana Skinny Water.

We intend to expand our product line to introduce the following products:

•	Jana Juicy Fruits Natural Noncarbonated Beverages (Red-Orange; Orange-Nectarine; Multivitamin and Multired); and

•	powdered and flavored Skinny Water (Lemon-Lime, Strawberry-Guava and Tangerine).

Management will determine when to introduce other products at such time as it believes that market conditions are appropriate, as described in greater detail under the caption ‘‘Planned Products’’ in Item 1(b) below.

Our principal products are a line of bottled water products and a dietary supplement product, manufactured by Jamnica, d.d., a subsidiary of Agrokor, d.d. Agrokor is a large, privately owned company based in Croatia whose primary business operations are the production and distribution of food and beverages, as well as retail trade. Agrokor’s actual sales in 2004 were approximately $1.7 billion. Management believes that Jamnica is one of the largest mineral water producers in southeast Europe, in terms of volume sold. (Source: Agrokor, d.d.). On July 21, 2004, we entered into a license and distribution agreement with Jamnica that grants us an exclusive license to distribute

Jamnica’s bottled waters in North America. Further, on August 1, 2004, we entered into an agreement with Peace Mountain Natural Beverages Corporation in order to obtain the rights to bottle and distribute a bottled dietary supplement, called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people lose weight when taken in conjunction with diet and exercise.

Our license agreement with Peace Mountain Natural Beverages Corporation is for a three year term and automatically renews for additional one year periods unless terminated. Pursuant to this agreement, we license the exclusive right to bottle and distribute Peace Mountain’s ‘‘Skinny Products.’’ Skinny Products include ‘‘Skinny Water’’, ‘‘Diet Water’’, ‘‘Skinny Tea’’, ‘‘Skinny Juice’’ and ‘‘Skinny Shake’’. We are currently focusing on the distribution of Skinny Water in connection with our relationship with Jamnica.

In addition, on June 7, 2004 we entered into an agreement with InterHealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax® in bottled liquid dietary supplement products. This right was granted by InterHealth on a non-exclusive basis. Further, we must purchase quantities of Super CitriMax® from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®. We utilize Super CitriMax® in Skinny Water.

In each case, we must satisfy applicable performance standards and adhere to certain procedures or risk termination of the agreements.

Artesian water is sourced from deep, below-ground aquifers, in contrast to spring water. Our business strategy is to employ creative merchandising techniques to generate demand for our products and to engage our public relations firm to associate our products with athletes, celebrities, models and personal trainers. In addition, we intend to attend a number of trade shows each year to display its products to retailers. Such promotions and distribution activities will initially concentrate on the Los Angeles, New York City and Miami markets. Our sales team will focus on the leading supermarket chains, convenience stores, drug chains, food service operators and health club chains in the United States.

Our current business strategy is to build upon the ‘‘Jana’’ brand, which management believes is a successful brand of bottled water in southeast Europe, based on the financial information provided by Agrokor. Through its subsidiary, Jamnica, Agrokor bottles over 200,000,000 liters of water per annum. (Source: Agrokor, d.d.). We intend to develop and maintain a firm focus in establishing a market for the Jana brand in the United States and build a national sales and distribution force to take our products into mainstream markets and distribution channels. In order to accomplish this, we intend to:

•	create strong distributor relationships and key accounts;

•	stimulate strong consumer awareness of and demand for our products with primary emphasis in the United States; and

•	develop unique alternative beverage brands and products.

Industry Overview

Our beverages are classified as ‘‘New Age’’ beverages, a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks and water. Skinny Water, however, is classified as a dietary supplement. Beverage Marketing Group has found that the U.S. bottled water industry is valued at $9 billion, with bottled water consumption having more than doubled in the last decade. Management believes that the U.S. market for weight-control products and services is approximately $46.3 billion and is expected to grow to $61 billion by 2008. (Source: Marketdata Enterprises, Inc.) However, both the bottled water and dietary supplement industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. Pressures to reduce the cost of our products because of market forces could adversely impact our revenues.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. Management believes that this beverage category includes the following segments:

•	Energy drinks

•	Premium soda

•	Ready to Drink teas

•	Single-serve-fruit beverages

•	Smoothies

•	Sparkling water

•	Sports drinks

•	Vegetable/fruit juice blends

•	Other New Age beverages

Dietary supplements are sold in a variety of forms other than liquids, including tablets, capsules, bars, etc., and consist of vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas. Dietary supplements are also marketed through various channels, including health food stores and mass-market (which may include retail and grocery store chains). As a product, Skinny Water competes with dietary supplements in each of product types mentioned above and in different distribution channels.

Our Strategy

Our strategy is to employ creative but relatively low cost marketing and brand promotion techniques and building a strong distributor network and presence with national retail accounts for our products. We will attempt to develop and grow a market for our products by through a distribution network and creating consumer demand for and awareness of our products. We believe that the exclusive arrangements we have with our key suppliers provides us with a competitive advantage.

Our Products

Our line of bottled waters currently consists of Jana Natural Artesian Water and Jana Natural Flavored Artesian Waters and our line of dietary supplements currently consists of Jana Skinny Water. Management intends to market additional Jana products in the future, when it believes that market conditions are favorable. These future products are Jana Juicy Fruits Natural Noncarbonated Beverages and Flavored Skinny Water.

We entered into an exclusive license and distribution agreement with Jamnica, d.d., a division of the Agrokor Group in July 2004. The purpose of the agreement is to arrange for the bottling and distribution of Jana branded water products in North America. Under this agreement, we purchase Jana water from Jamnica and obtained the exclusive right to distribute these products in North America. In connection with this appointment, Jamnica agreed to provide us at no additional charge with promotional materials and sales aids and to identify us on marketing materials as the exclusive distributor of the products.

The agreement is for an initial an initial term commencing on the date we receive government approvals to distribute the products in the sales territory and continuing for a period of one year from the date the approvals are received. To date, we have received approvals from the States of New York and California in April and June 2005, respectively. The agreement will automatically renew for additional one year terms provided we satisfy the following sales volume targets:

Year	Minimum Targets
Year 1	7,500,000 liters or $4,000,000
Year 2	30,000,000 liters or $15,750,000
Year 3	60,000,000 liters or $31,500,000

If we are unable to satisfy these targets, Jamnica has the right to either terminate the agreement or to appoint additional distributors in the territory. The occurrence of either of these contingencies may result in a material adverse effect on our results of operations and financial condition. Based on the revenues we have generated from sales of Jana Water and Skinny Water to date, we believe that we will need to revise these provisions of the agreement or risk not achieving these targets. Accordingly, we have begun discussion with Jamnica to revise the agreement. No assurances can be given that we will be able to reach an agreement to modify the contract terms, in which case, Jamnica may have the rights previously described. To date, Jamnica has not notified us that it intends to exercise these rights.

We have also entered into a three year license agreement with Peace Mountain Natural Beverages Corporation pursuant to which we license the exclusive right to bottle and distribute the ‘‘Skinny Products’’ worldwide. Under this agreement, Skinny Products include ‘‘Skinny Water’’, ‘‘Diet Water’’, ‘‘Skinny Tea’’, ‘‘Skinny Juice’’ and ‘‘Skinny Shake’’. We are currently focusing on the distribution of Skinny Water in connection with our relationship with Jamnica. Pursuant to this agreement, we must utilize only ingredients that are generally recognized as safe and must use concentrate and formulations agreed to by Peace Mountain. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment.

Pursuant to our agreement with InterHealth Nutraceuticals Incorporated, we obtained the right to sell, market, distribute and package Super CitriMax in bottled liquid dietary supplement. We use Super CitriMax® in our Skinny Water products. This right was granted by InterHealth on a non-exclusive basis. Further, we purchase supplies of Super CitriMax from the manufacturer as needed, and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax. Our agreement with InterHealth will continue unless terminated by either party.

Our emphasis is on quality, all natural ingredients, proprietary formulas, and the health benefits offered to the consumer.

Current Products

Jana Skinny Water®

Skinny Water is Jana water containing a proprietary, natural appetite suppressant, with a lemon taste and a natural water appearance. We introduced Skinny Water® after obtaining the necessary licenses from Peace Mountain, InterHealth and Jamnica. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. Based on these contractual arrangements, Jamnica provides us with bottled product for distribution.

Skinny Water’s main dietary ingredient, ‘‘SuperCitrimax,’’ is available for use in beverages and foods in the U.S. and a number of other countries. Super CitriMax has been affirmed GRAS (Generally Recognized as Safe) for use in functional beverages by the Burdock Group, a toxicology specialist that evaluates the safety of food and beverage ingredients. This process involved an intensive review of all safety and toxicology data by a panel of scientific experts. (Source: InterHealth Nutraceuticals, Inc.). Further, human clinical studies of Super Citrimax, conducted through Georgetown University Medical Center resulted in findings that included, weight loss, reduction in appetite, and an increase in fat burning and metabolism when used in conjunction with diet and exercise. The results of their findings are published in the peer-reviewed journal, Nutrition Research (24(1): 45-58, 2004).

Skinny Water is ephedrine-free and contains no caffeine, calories, or sugar. Skinny Water’s patented formula (held by the licensor) features the all natural, clinically tested ingredient,

Hydroxycitric Acid (‘‘Super CitriMax’’) plus a combination of calcium, potassium and magnesium. Super Citrimax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise.

The U.S. Food and Drug Administration (FDA) has recently questioned our use of the term ‘‘water’’ in the product name for Skinny Water. We disagree with the position taken by FDA and are working to resolve this question with FDA so as to preserve our current product name. However, we acknowledge that the final resolution of this matter may require a change in the product’s name and/or other changes in the product’s labeling and marketing. See the discussion below under the caption ‘‘Government Regulation’’ for more information.

Jana Natural Artesian Water

Jana natural artesian water comes from Croatia, a country with extensive supplies of natural water. Management believes that Jana natural artesian water has magnesium and other minerals. Magnesium appears in Jana in the form of hydrogen carbonate, which management believes is optimal for absorption in the human body. Jana Natural Artesian Water was voted the best quality water at this year’s Aqua Expo 2005, held in February 2005, in Paris, France.

Jana Flavored Natural Artesian Water

We introduced this line of products into select U.S. locations during the quarter ended March 31, 2006. This line of products consists of Jana Natural Water blended with extracts. We introduced two flavors of waters: Lemon/Lime and Strawberry/Guava. Each of these beverages will be non-carbonated, alcohol-free and made of natural extracts of Lemon/Lime or Strawberry/Guava. Neither product contains fruit juices. Jana Flavored Natural Artesian Water was voted the best-flavored water at the 2004 Aqua Expo, held in Paris, France.

Planned Products

We intend to expand our line of bottled waters to introduce the following products at such times as management believes that market conditions are appropriate, as described below.

Jana Vitamin Enhanced Waters

Jana Vitamin Enhanced Waters will be non-carbonated, non-alcoholic, fruit beverages, enhanced with vitamins A, B, C and E. These products will be made of 12 percent fruit concentrate and natural artesian water. This product line will be manufactured in four different flavors: red-orange, orange-nectarine, and in two different blends of multiple fruits.

Jana Flavored and Powdered Skinny Water®

Jana Flavored Skinny Water will consist of Jana Skinny Water blended with fruit extracts. The planned product line consists of Lemon-Lime, Strawberry-Guava and Tangerine. We are also planning to introduce powdered versions of Skinny Water which need to be mixed with water to be ready to consume.

Management will base its decision to introduce Jana Vitamin Enhanced Water and Jana flavored and powdered Skinny Waters on the rate of market acceptance of the other products we offer. We are actively assessing the market opportunities for the release of these products and believes that the critical factors in this analysis are the sales data of our other products and our cash position.

Distribution, Sales and Marketing

General

We target a niche in the soft drink industry known as New Age beverages. The soft drink industry generally characterizes New Age Beverages as being made more naturally, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations. Our Skinny Water product is considered a dietary supplement and competes in the weight-loss dietary supplement market.

The bottled water and New Age beverage segment is highly fragmented and competitive and includes such players as Poland Spring, Fiji, Deer Park, SoBe (acquired by PepsiCo), Snapple (acquired by Cadbury Schweppes in 2000), Arizona, Fuze, Glaceau, Hansen’s and Jones Sodas, among others. In addition, the dietary supplement industry is also highly fragmented and competitive and includes providers of beverages, vitamins, and other supplements. Many competitors, including companies that sell beverage products, are greater in size and financial, personnel, distribution and other resources than we are and sell broader product lines than we do. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded ad campaigns.

Our channel rollout plan is to implement a two-phase approach. Phase one commenced in the second quarter of fiscal 2005 and we are initially concentrating our distribution and promotion efforts in three cities: New York City, Los Angeles, and Miami, Fla. Phase two is focused on national retail accounts and national promotion and includes retailers such as Safeway and Target. We intend to launch a European rollout of Skinny Water with Jamnica in the latter half of 2006. However, this plan is subject to change based on our assessment of market conditions at that time and whether we believe we will then be positioned to successfully compete in that market. We expect to fund a product launch in Europe through a combination of revenues derived from product sales, financial contributions from strategic partners and if needed, financing arrangements. We currently do not have firm arrangements for the financing of a European product launch and no assurances can be given that we will be able to successfully introduce our products in international markets.

Marketing and Sales Strategy

We employ a category-specific project management approach and use creative packaging and point of purchase displays in our sales and presentations to the trade. We manage the marketing, sales and distribution of our products through different channels, including direct store delivery, direct sales to national accounts, and arrangements with local and regional distributors. Our marketing and sales personnel manage these various accounts on local, regional and national bases. Our emphasis is to highlight the Jana brand throughout all of our sales and marketing efforts. Management believes that proper merchandising is a key element to providing maximum exposure to any brand and that retailers focus on effective shelf and display merchandising in order to yield increased revenue per shopping customer. Unique ‘‘billboards’’ or hangtags have been developed to ‘‘tell the story’’ of each product to the consumer as part of their initial product purchase. This point of purchase display strategy will give us the ability to connect the consumer to our brand immediately, highlighting our points of differentiation. Outside carton packaging is also used for multi-pack and case sales.

Promotion is essential to any product launch and we will invest the appropriate amount of capital to build interest around our products. We will attempt to associate the Jana branded waters and dietary supplements with athletes, celebrities, models, personal trainers, and others to build a strong image and marketing campaign. We intend to ultimately develop an integrated, multi-channel strategy of advertising, which will include national print, television coverage, Internet, and sponsorship marketing. In addition, we will place an emphasis on targeted event-based tasting and sampling promotions. For example, we intend to distribute promotional kits to celebrities, offer taste sampling at health spas, and provide sponsorship at events, including trade shows. We have engaged Arno NA to provide advertising and promotional services.

As of February 28, 2006, we have received purchase orders from McLane Company, Inc. for Skinny Water in the amount of approximately $96,000 for shipment to 7-11 stores located in various markets in the United States as well as orders from GNC in the amount of approximately $20,000, Safeway for approximately $87,000 and Target for approximately $72,500. We have also recently been approved as a vendor for Amazon.com for Skinny Water and received product orders from other retailers in the aggregate amount of approximately $102,000. While these customers may make additional purchase orders, each order is a one-time transaction and they are not obligated to purchase a particular amount of product or to make multiple orders. We cannot provide any assurances as to whether these customers will purchase additional product in the future.

Marketing to Distributors

We market our products to distributors using a number of strategies, including direct solicitation, retaining outside representatives, telemarketing, trade advertising, and trade show exhibition. These distributors, who may also have relationships with our competitors, include natural food, gourmet food and mainstream distributors.

Marketing to Retail Stores

We market to stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces, and direct contact with the store. For our direct contact, our outside sales representatives or brokers will visit stores to sell directly in many regions. Sales to retail stores will be coordinated through our distribution network.

Marketing to Consumers

We will utilize several marketing strategies to market directly to consumers. Advertising in targeted consumer magazines, in-store discounts, in-store product demonstration, consumer trade shows and event sponsoring are all among anticipated consumer-direct marketing devices.

Distribution Strategy

We are establishing distribution contracts with local beverage distributors and expect that a majority of our products will be sold through our distributors. Distribution will target category leaders in grocery, convenience, health clubs, retail drug, and health food establishments. We have rented warehousing availability in New Jersey from which we can store, label and ship product, based on individual retailer’s specifications. We will contract with independent trucking companies to have product shipped from contract packers to independent warehouses, and then on to distributors. Distributors will then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with the products. We are responsible for managing our network of distributors and brokers and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

Although we have established relationships with eleven beverage distributors as of March 20, 2006, we currently do not have any long-term, written distribution relationships for our product line with significant minimum purchase commitments and no assurances can be given that we will be able to enter into such an agreement with a distributor. These commercial relationships consist of agreements with distributors to carry our products and to use their efforts to sell these products in their defined territories. As most of these distributors are not bound by purchase commitments, we must rely on recurring purchase orders for product sales. Accordingly, we cannot determine the frequency or amount of purchase orders any given distributor will make. We also distribute our products directly to national retail accounts based on purchase order relationships, which are terminable by either party at-will.

As of February 28, 2006, we have placed approximately $380,000 of product through our distributors and direct sales to retailers. In addition, during the 2005 fiscal year, we received orders for a total of $205,000 of Jana Natural Artesian Water and Skinny Water from our former New York City distributor. These product orders were distributed in the New York City metropolitan area.

On December 14, 2004, we entered into an exclusive distribution arrangement with Big Geyser, Inc., an independent beverage distributor for the distribution of our products in New York City and Long Island, New York. Although this agreement was for an initial term of 5 years, we terminated this agreement on January 9, 2006 as management believed that the performance under the contract was not satisfactory. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations as we have recently entered into an agreement with another New York City distributor, as described below. However, as this new agreement does not include significant purchase commitments, we cannot guarantee that this new distribution relationship will result in meaningful revenues for us. In addition, Big Geyser has disputed our ability to terminate the agreement for cause and has filed a notice of arbitration against us with the American Arbitration

Association seeking damages. An adverse outcome in this matter could adversely affect our financial condition and results of operations. For more information, see the disclosure under the caption ‘‘Legal Proceedings,’’ below.

Distribution Network

We are currently developing our distribution network in the context of our rollout plan. On March 20, 2006, we entered into an agreement with Exclusive Beverage Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. This market represents one of the key markets in our rollout strategy. The initial term of this agreement will expire December 31, 2009 and we will distribute our Jana Natural Artesian Water, Jana Flavored Water and Skinny Water products in the designated territory pursuant to this agreement. Although this agreement includes a minimum purchase commitment on behalf of the distributor, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship. We also intend to engage other local beverage distributors in other markets to carry our products in other markets where we may introduce our products. No assurances, however, can be made that we will be able to engage other distributors on a long-term basis in other markets.

In addition to our relationship with our New York City distributor, we currently have relationships with ten other beverage distributors serving the following markets across the United States:

•	Alaska

•	Georgia

•	Illinois

•	Iowa

•	Michigan

•	Minnesota

•	Nevada

•	New Mexico

•	San Diego, California

•	South Carolina

•	Wisconsin

Although we intend to sell all of our products through these distribution arrangements, we currently are only marketing Jana Skinny Water outside of New York.

Direct Sales

We have also engaged a national account manager to be responsible for the distributor relationships and larger chain accounts that require headquarter sales visits in addition to managing the sales representatives. We intend to primarily sell to our distributors, who in turn sell to retail stores. However, we will sell directly to retail stores as opportunities become available. Our representatives will maintain the pipeline flow of our products from our distributors (our direct customers), to the retailer (our distributors’ customers) to the end customer, the individual consumer.  As of December 31, 2005, we have retained five dedicated sales representatives, three of whom are employees and two that are retained on a commission basis. These representatives are working with management to engage product distributors and locate retail customers. Based upon their results, we may expand the number of sales representatives to work along side our mainstream distributors. As resources become available, we intend to retain additional sales representatives on a full-time basis.

General Strategy

We anticipate that as consumer awareness of our brands develops and increases, we will expand our distributor network, which may result in a decreased dependence on any one distributor. We expect that we will grant other distributors exclusive rights to other defined territories. Further, we are currently in negotiations with leading supermarkets and convenience stores in order to secure shelf space for our products.

Mainstream Supermarkets

Based on industry data available to management, we believe that there are over 35,000 supermarket chains in the United States, and that the leading 5 chains control nearly 50% of the market. Management believes that the grocery industry, which has embraced the premium, enhanced water category, is actively seeking new and innovative products in order to expand their premium, and enhanced water sections. Our grocery channel strategy will maximize the overall presentation of the premium water category section in stores nationwide. Supermarkets, particularly chains and prominent local supermarkets, often impose slotting fees before permitting new product placements in their store or chain. These fees can be structured to be paid one-time only or in installments. We may be required to pay slotting fees for new placement, which fees are normally assessed on a per store per new item placed.

Convenience Chains/Drug

Based on industry data available to management, we believe that the leading 50 convenience store chains represent over 45,000 store locations nationwide. The convenience channel will be of strategic value to us since we can establish paid sampling trials of our single serve product lines.

Food Service: Restaurants, Hotels, Schools

Several operators service the leading food service customers. The leading food service operators include U.S. Food Service, Sysco, Coremark and McLane. These companies service key institutions such as hotels, restaurants, schools, hospitals, businesses and cafeterias and representing millions of meal and snacking occasions daily. On-premise (restaurant) activity in commercial and non-commercial locations is an increasing component of total beverage sales. In recognition of this trend, we will market aggressively to industrial cafeterias, bars and restaurants.

Health Clubs, Spa

Over the past ten years, fitness has represented a thriving business opportunity throughout the world. Information summarized in the 2002 U.S. Fitness Industry Market report from Tekes estimates that the U.S. fitness market was valued at approximately $5.8 billion. There are over 7,000 health clubs, gyms, and spas in the U.S., which we will target for all of our products.

Sources and Availability of Raw Materials

Our products require bottles, labels, caps, artesian water, and other ingredients, including Super CitriMax. We fulfill these requirements through purchases from various sources, including purchases from Jamnica and InterHealth. Other than Super CitriMax, we believe there are adequate supplies of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. However, since our strategy is to successfully introduce the Jana brand in the U.S., the termination of our agreement with Jamnica would be likely to have a materially adverse impact on our business and results of operations. Since Super CitriMax is only available from InterHealth, the termination of that agreement would also be likely to have a materially adverse impact on our business and results of operations. We also expect the above referenced supplies to experience price fluctuations. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation. We currently purchase Super CitriMax from InterHealth Nutraceuticals.

Manufacture of Our Products and Quality Control

We license our products from the rights-holders and manufacturers: Jamnica, Peace Mountain and InterHealth. Jamnica manufactures Jana Natural Water, Jana Flavored Natural Water and Jana

Vitamin Enhanced Water and granted us the exclusive distribution rights in North America. We license Skinny Water from Peace Mountain on an exclusive basis and we purchase supplies of Super CitriMax from InterHealth on a non-exclusive basis. Super CitriMax is utilized in Skinny Water.

Jamnica employs modern, aseptic bottling technology and provides laboratory-based ingredient testing and tasting quality controls. We have been advised by Jamnica that they have commenced construction on an additional bottling facility to add additional capacity for the products we are distributing. We seek to utilize only ingredients that we believe are of a high quality in our products and we believe that we source and select only those suppliers that use only quality ingredients. We seek to ensure that all of our products satisfy our quality standards. Samples of our products from each production run are analyzed and categorized in a reference library. For every run of product, Jamnica undertakes extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. For each product, they must transmit all quality control test results to us for reference following each production run. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product.

Competition

The beverage and dietary supplement industries are highly competitive. In order to compete effectively in these industries, we believe that we must convince independent distributors that our products have the potential to be a leading brand in the segments in which we compete. Pricing of the products is an important component of our competitive strategy. We will seek to ensure that the price for our products is competitive with the other products with which we compete.

We compete with other companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of whom also distribute other brands with which our products compete. The principal methods of competition include product quality, trade and consumer promotions, pricing, packaging and the development of new products. We expect our distributors to assist us in generating demand for our products.

In addition, in light of the competition for product placement with independent distributors, we obtained several national retail accounts as an additional distribution channel for our products. These accounts include GNC, 7-11 (through its distribution relationship with McLane), Target and Safeway. We believe that this strategy is helpful in alleviating the risk inherent in competition for independent distributors.

We market our Jana Natural Waters as a ‘‘premium’’ water and our advertising focuses on aspects of purity and quality, including the artesian sourcing of Jana water. We are pricing this product to be competitive with other bottled waters that seek to identify themselves as ‘‘premium,’’ including Fiji and Evian. Accordingly, Jana Natural Artesian Waters are sold at a similar price range as competitive brands of premium waters. Management considers a ‘‘premium’’ water to be one that is made from quality ingredients, giving specific attention to the source of the water, incorporates high-quality packaging and branding and is sold at a higher price point.

In addition, we intend to exploit the recent successes that Jana products have experienced in international competitions. For instance, Jana Natural Artesian Water was voted the best quality water at this year’s Aqua Expo 2005, held in February 2005, in Paris, France. Further, Jana Flavored Natural Artesian Water was voted the best-flavored water at the 2004 Aqua Expo, held in Paris, France.

Our bottled waters compete generally with all liquid refreshments and in particular with numerous other New Age beverages, including:

• Evian

• Volvic

• Fiji

• Vittel

•  SoBe (owned by Pepsi)

•  Snapple (owned by Cadbury Schweppes)

•  Arizona

•  Knudsen & Sons

•  Jones Sodas

•  Fuze

•  Glaceau (Smart and Vitamin Waters).

As opposed to our line of Jana waters in general, our Skinny Water product competes in the weight-loss dietary supplement field and therefore will compete with other weight-loss dietary supplements, in addition to the liquid refreshment market. Significant competitors for Skinny Water in the liquid refreshment category are product lines sold by Fuze, Trimspa and SoBe in the U.S. and Contrex, which is marketed in Europe.

In general, many of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

We believe that our success will be due in great part to our beverage recipes, creative packaging and marketing efforts. We believe our distribution relationships will assist us in obtaining shelf-space for these products. With respect to Skinny Water, we believe our success will also be a function of the belief of consumers that the product assists in their weight-loss efforts.

Research and Development

We undertake research and development activities in order to monitor developments within the dietary supplement industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and meeting with vendors. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term.

Proprietary Rights, Brand Names and Trademarks

We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. We license the trademarks to our products from the manufacturers, including Jamnica, Peace Mountain and InterHealth. Management considers these licenses as material to our business. We license the trademarks ‘‘Skinny Water,’’ ‘‘Skinny Tea,’’ ‘‘Skinny Juice,’’ ‘‘Skinny Shake,’’ and ‘‘Diet Water’’ from Peace Mountain Natural Beverages. We license the trademark ‘‘Jana’’ from Jamnica and we license the trademark ‘‘Super CitriMax Clinical Strength’’ from InterHealth Nutraceuticals. The terms of our trademark licenses are discussed under the caption ‘‘Our Products.’’ The proprietary rights to our products are held by the manufacturer and are licensed to us for purposes of bottling and distribution. Since we are not the owner of these rights, our ability to continue using them is subject to the terms and conditions of the license agreements we have entered into with the licensors. The termination of our license agreements with Jamnica, Peace Mountain and InterHealth would be likely to have a material adverse effect on our consolidated financial position and results of operations. We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers.

Government Regulation

The production, marketing and importation of our products are governed by the rules and regulations of various federal, state and local agencies, including, but not limited to the United States Food and Drug Administration (‘‘FDA’’), the Federal Trade Commission (‘‘FTC’’), the U.S.

Environmental Protection Agency (‘‘EPA’’), the United States Customs and Border Protection (‘‘CBP’’) and all fifty state Attorneys General. This regulatory regime serves to ensure that the product is safe, our claims are truthful and substantiated and that our products meet defined quality standards. We have not encountered any regulatory action as a result of our operations to date, however, since we have recently commenced operations no assurance can be given that we will not encounter regulatory action in the future. The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (‘‘FFDCA’’), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of bottled water, a food, and dietary supplements, while the FTC regulates the advertising of these products. The EPA regulates tap water (also referred to as municipal water or public drinking water), however, all of the Company’s products presently utilize artesian water sourced from an underground spring in Croatia. Should the Company ever choose to use municipal water in its products, then the numerous regulations of the EPA shall be applicable. The CBP regulates cross border trade on behalf of itself, the FDA and other federal agencies. Further, many states take a large role in the regulation of bottled water and many of these states have permit requirements to which we must adhere. In addition, all states regulate product claims through various forms of consumer protection statutes.

The FDA has broad authority to enforce the provisions of the FFDCA applicable to bottled water and dietary supplements, including powers to issue a public ‘‘Warning Letter’’ to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate civil seizure and/or injunction actions, and civil and criminal penalty proceedings in the United States Federal courts. The FTC exercises jurisdiction over the advertising of dietary supplements and foods and has the authority over both ‘‘deceptive’’ and ‘‘unfair’’ advertising and other marketing practices. In addition to its broad investigative powers, the FTC has the power to initiate administrative and judicial proceedings against a company and may also seek a temporary restraining order or preliminary injunction against a company pending the final determination of an action The FTC’s remedies also include consumer redress, civil and criminal penalties. Weight loss products in particular are subject to increased regulatory scrutiny due to intensified campaigns by both FDA, FTC and states’ attorneys general. The CBP has the power to detain products and refuse admission at the border and to order the destruction of illegal imports. Moreover, the FDA at the border has increased authority over imports. Any type of investigation or enforcement action either by the FDA, FTC or any other federal, state or local agency would likely have a material adverse effect on our consolidated financial position or results of operations.

We are subject to the food labeling regulations required by the Nutritional Labeling Education Act of 1991 (‘‘NLEA’’). These regulations require all companies which offer food for sale and have annual gross sales of more than $500,000 to place uniform labels in specified formats disclosing the amounts of specified nutrients on all food products intended for human consumption and offered for sale. This regulation would apply to all of our products. The FFDCA contains exemptions and modifications of labeling requirements for certain types of food products, such as in this case foods containing insignificant amounts of nutrients. The FFDCA also establishes the circumstances in which companies may place nutrient content claims or health claims on labels.

Our Skinny Water product, as a dietary supplement, is subject to the Dietary Supplement Health and Education Act of 1994 labeled (‘‘DSHEA’’), however a recent letter from the FDA has raised an issue with regard to whether the product is properly identified as a dietary supplement and its name. In 1994, the FFDCA was amended by DSHEA, which establishes a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines ‘‘dietary supplements’’ as ‘‘a vitamin; a mineral; an herb or other botanical; an amino acid; a dietary substance for use by man to supplement the diet by increasing total dietary intake; or a concentrate, metabolite, constituent, extract, or combination of any of the above dietary ingredients.’’ The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish regulations concerning good manufacturing practices (‘‘GMPs’’).

We believe that our contract manufacturers meet the current regulations of the FDA specifically with regard to bottled water including good manufacturing practices (‘‘GMPs’’) and its classification as ‘‘artesian water.’’ We have also implemented registration and compliance procedures as required by the FDA Bioterrorism Act. Lastly, we have already received regulatory approvals for our bottled water from New York State and California and are in the process of securing necessary approvals in other jurisdictions where we intend to introduce our products.

Government Regulation of Bottled Water

Bottled water is regulated as food by FDA. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency (EPA) pursuant to the Safe Drinking Water Act which provides for certain mineral/chemical content requirements so as to ensure water safety, not product definition. In 1996, the regulation of bottled water became more stringent with FDA’s issuance of a final rule, which included standard definitions for various terms used on labels of bottled water, e.g. ‘‘artesian.’’ In addition, FDA adopted rules establishing a new definition for mineral water and standard of quality regulations that establish allowable levels for contaminants (chemical, physical, microbial and radiological) in bottled water. Accordingly, our bottled water products must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. As described above, the labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods.

As the FDA regulates our bottled water and flavored water beverages as foods, these products must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA GMPs. To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. FDA’s quality standards for bottled water also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. We believe that we satisfy the current regulations of the FDA with regard to foods and specifically with regard to bottled water, including the classification as artesian water. We are also subject to periodic, unannounced inspections by the FDA. Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for foods and bottled water, and all other applicable regulations that are incorporated in the FDA quality standards.

Bottled water is also subject to state and local regulation. In some states, bottled water must originate from an ‘‘approved source’’ in accordance with standards prescribed by the state health department of those states. Some states require the source to be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual compliance monitoring tests of both the source and the bottled water in some states. The health departments of many individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

Government Regulation of Dietary Supplements

It is our intent that Skinny Water be regulated as a dietary supplement by FDA under DSHEA, although a recent letter from the FDA has raised an issue with regard to the product’s identity and its name. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a ‘‘new’’ dietary ingredient (i.e., a dietary ingredient that was ‘‘not marketed in the United States before October 15, 1994’’) must be the subject of a new dietary ingredient notification submitted to the FDA, unless the ingredient has been ‘‘present in the food supply as an article used for food’’ without being ‘‘chemically altered.’’ A new dietary ingredient notification must provide the FDA evidence of a ‘‘history of use or other evidence of safety’’ establishing that use of the dietary ingredient ‘‘will reasonably be expected to be safe.’’ We believe that the dietary ingredient presently utilized in Skinny Water is not a new dietary ingredient. However, should the FDA disagree at any time in the future, we may need to cease marketing our dietary supplement products that contain such ingredient and promptly file (or have the supplier of this ingredient file) a new dietary ingredient notification with FDA. Under DSHEA, this notification is required to be submitted to FDA at least 75 days before the new dietary ingredient’s initial marketing. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may market now or in the future, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients and would have a material adverse effect on our consolidated financial position or results of operations.

In addition, DSHEA permits ‘‘statements of nutritional support’’ to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being. A dietary supplement may not claim to diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA as a ‘‘health claim’’ or ‘‘qualified health claim.’’ A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The label and labeling of Skinny Water does contain statements of nutritional support, however, and we have no assurance that FDA will find the company’s substantiation adequate to support the statements of nutritional support being made for Skinny Water. If the statement of nutritional support appears on a product label or labeling of a dietary supplement, there must also appear on such label and labeling a FDA disclaimer statement, which is as follows: ‘‘This statement has (or these statements have) not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.’’ Pursuant to DSHEA, we are also required to notify the FDA about our use of the statement(s) within 30 days of marketing the product (the ‘‘30 Day Letter’’). Upon receiving the 30 Day Letter and thereafter if FDA were to determine that a particular statement of nutritional support is an unacceptable drug claim, an unauthorized version of a ‘‘health claim,’’ or unsubstantiated, a company may be prevented from using the claim and may face further regulatory action. There is no assurance that FDA will not make any of the aforementioned determinations with regard to the claims made for any of the company’s products and no assurance that FDA will find the company’s substantiation evidence for Skinny Water or on any other of our products, if ever requested, adequate to support the claims being made for the company’s products.

FDA has already stated in a Courtesy Letter dated September 22, 2005, that the use of the term ‘‘water’’ in the name of our ‘‘Skinny Water’’ product appears to cause our product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. A ‘‘Courtesy Letter’’ is the term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter — it is not a Warning Letter. In its letter, FDA further notes that as a conventional food, the product must meet the regulatory requirements that apply to conventional food rather than those requirements that apply to dietary supplements, and in particular those requirements that apply to bottled water. We disagree with the position taken by FDA that Skinny Water is a ‘‘bottled water,’’ a conventional food. In response to the Courtesy Letter, we have consulted and are actively working with FDA regulatory counsel and began a written dialogue with FDA on this issue to hopefully reach a mutually agreeable solution. We have not yet received a reply from FDA to our response. Nevertheless, in the event we cannot come to an agreement with FDA on this issue, we could 1) disagree with FDA and continue marketing until there is an enforcement action (it is also possible that FDA might choose not to take enforcement action even if we did not respond to the letter), 2) change our product name so that it can continue to be marketed as a dietary supplement, or 3) change the labeling of Skinny Water so that it complies with the rules and regulations applicable to conventional foods including beverages, which would limit the claims that would be made for the product. If the FDA were to decide to bring an enforcement action due to this issue in the future, it could have a material adverse effect on our consolidated financial position and results of operations. The effect of an enforcement action would depend on what action FDA chooses to take. If FDA sought to publicize its concerns about our product or seek injunctive relief (such as product recall or re-labeling), this could damage our relationship with our retailers and distributors and force us to invest in new marketing materials. If we were required to change our product name or label, it could also harm market acceptance of our product and increase our costs in attempting to establish market acceptance. If our ability to sell our products is harmed, we may not be able to meet the minimum sales requirements under our agreements with Peace Mountain and Jamnica. Further, any monetary penalties assessed against us, in addition to the costs of defending an enforcement action, would be likely to adversely affect our cash position.

Recently, the FDA proposed GMPs specifically for dietary supplements. These new GMP regulations, if finalized, would be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we or our suppliers will be able to comply with the new rules without incurring substantial expense that might have a have a material adverse effect on our consolidated financial position or results of operations.

Our advertising and sale of our dietary supplement products are subject to regulation by the FTC under the FTCA. The Federal Trade Commission Act (‘‘FTCA’’) prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s ‘‘substantiation doctrine’’, an advertiser is required to have a ‘‘reasonable basis’’ for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made for our products at the time such claims are made.

In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. The FTC has specifically launched a nationwide law enforcement sweep called ‘‘Project Waistline’’ against companies making false and/or unsubstantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. Since our dietary supplement product, Skinny Water, makes weight loss claims on its label, labeling and advertising, there can be no assurance that FTC (or FDA) will not investigate our products. Should FTC choose to investigate, we have no assurance that the company’s substantiation evidence for the claims made on Skinny Water or on any other of our products will be adequate and as a result enforcement actions/remedies could ensue. In 1994, our Chairman and former president, Michael Salaman, agreed to a FTC consent decree resulting from past telemarketing activities and the distribution of customer lists and credit card information while he was with a different company. We are aware of this consent decree and, as a result, are required to maintain compliance with the same and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply with such consent decree.

Mr. Salaman as a party to the FTC consent decree, whether acting in his capacity as an officer of our company or otherwise, is also required to maintain compliance with the same and is subject to an injunction and substantial civil monetary penalties if there should be any failure for him to comply. Moreover, Mr. Salaman may be subject to penalties resulting from an FTC contempt action should he be found in violation of the decree. Civil penalty actions against us and/or against Mr. Salaman, individually, would likely have a material adverse effect on our consolidated financial position and results of operations. Any FTC action against Mr. Salaman relating to activities on our behalf or any of our other officers or directors may also result in our being made a defendant in such action and accordingly, would also be likely to have a material adverse effect on our consolidated financial position and results of operation. Notwithstanding the existence of this FTC consent decree, unless we are engaged in telemarketing activities or certain activities relating to the transfer of credit card and/or customer information (e.g. selling/purchasing credit card account number and/or expiration date information to/from any third party, using any ‘‘customer list’’ specifically referenced in the decree), we do not expect that the terms of the decree will affect us.

Other Regulatory Considerations

All of our products are imported into the United States from Croatia. The CBP works closely with FDA at ports of entry to determine what products should be detained or refused and what products should proceed. Imported products are heavily scrutinized at the border and the CBP and the FDA may refuse admission of any product that ‘‘appears’’ to be in violation of federal law. Should CBP or FDA determine that our products are not in compliance, they could detain or refuse our products at the border, this would have a material adverse effect on our consolidated financial position or results of operations.

Our products are subject to state regulation. Under state consumer protection laws, state attorneys general, like the FTC, can bring actions against us should they believe that the claims being made for any of our products are not truthful, are misleading and/or if they believe that the claims are not substantiated. In addition, there are specific state regulatory requirements for bottled water (in addition to the federal requirements) in each state where the bottled water products are sold. Many of these regulations set standards for bottled water that are even higher than that of FDA and have separate labeling requirements as well. A number of states have permit programs and testing requirements to which companies that market bottled water must adhere if the bottled water product is going to be sold in those states. In April 2005 we received regulatory approval from New York State and in June 2005 we received approval from the State of California. We filed for approval with the State of New Jersey in October 2005 and intend to file for approval in two additional states. States have also obtained significant monetary penalties against companies that have sold products with false, misleading or unsubstantiated weight loss claims.

We may be subject in the future to additional laws or regulations administered by federal, state, local regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of product that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any or all of such requirements could negatively impact sales of our products or increase our cost, resulting in a material adverse impact on our operations, consolidated financial position or results of operations.

Environmental Protection

We are operating within existing federal, state and local environmental laws and regulations and are taking action aimed at assuring compliance therewith. Compliance with such laws and regulations is not expected to materially affect our capital expenditures, earnings or competitive position.

Number of Employees

As of December 31, 2005, we had a total of twelve employees and three independent contractors providing us with sales, managerial and administrative functions. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

Subsequent Events

In January 2006, we issued an aggregate of 687,500 shares of our common stock and 687,500 warrants to eight ‘‘accredited investors’’ in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. The warrants are exercisable at a per share price of $0.75 for a period of five years. The total purchase price for these securities was $275,000 and we received net proceeds of $247,500, which are using for working capital and general corporate purposes. We paid a commission of 10% of the gross proceeds of to a registered broker-dealer that acted as our selling agent and issued it a warrant to purchase 68,750 shares of common stock exercisable at a price of $0.44 per share for a period of five years.

Effective March 8, 2006, we elected Messrs. Christopher Durkin and James Robb to serve as members of our board of directors and appointed Mr. Durkin as our new Chief Executive Officer and President, replacing Mr. Michael Salaman, who resigned from his employment and officer positions with us on such date. Mr. Salaman, however, will continue to serve on our board of directors as Chairman and we have agreed to retain him on a consulting basis pursuant to which he will provide us with marketing and product development advice and act as an advisor to our Chief Executive Officer. In addition, Mr. Scott Perlstein, a member of our board of directors resigned from the board effective March 8, 2006.

As of March 20, 2006, we issued convertible notes in the aggregate amount of $442,000 to Michael Salaman, our Chairman and former Chief Executive Officer and three other accredited investors. The Notes are convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Notes. The Notes are due one year from the date of issuance and the principal amount of the Notes accrues interest at the rate of 10% per annum, payable upon maturity. The Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as each of the holders is an accredited investor with access to material information and the securities were issued without any form of general solicitation or general advertising. The Notes are restricted securities under the terms of the Securities Act of 1933 and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

On March 20, 2006, we entered into an agreement with Exclusive Beverage Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. The initial term of this agreement will expire December 31, 2009 and we will distribute our Jana Natural Artesian Water, Jana Flavored Water and Skinny Water products in the designated territory pursuant to this agreement. Although this agreement includes a minimum purchase commitment on behalf of the distributor, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship.

RISK FACTORS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth under ‘‘Risk factors’’ and elsewhere in this Annual Report. We undertake no obligation to update any information contained in these forward-looking statements.

General Risks Related to Our Business

We have a limited operating history and our business model is highly speculative at the present time.

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2005, we earned revenues of $514,146. There can be no assurance that we will be able to continue to generate revenues or that we will ever be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain operations.

As of December 31, 2005, we had an accumulated deficit of $7,995,445. For the years ended December 31, 2005 and 2004, we incurred losses from operations of $3,429,846 and $1,188,936, respectively. If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a ‘‘going concern’’ opinion in their report.

At December 31, 2005, our cash and cash equivalents was approximately $76,780. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. For instance, during the 2005 fiscal year, we raised an aggregate amount of $3,161,200 from the sale of our convertible debentures to accredited investors in private placements pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. This amount includes an aggregate of approximately $2.4 million of convertible debentures that were subject to a rescission offer which expired on October 31, 2005 and our sale of an additional $165,000 of convertible debentures that were offered concurrently with the rescission offer. Holders of an aggregate of $160,000 principal amount of convertible debentures elected to accept our rescission offer. We also received short-term loans from unaffiliated third-parties of approximately $175,000 during the 2005 fiscal year and $45,000 during the current year, of which the principal amount of $146,659 is outstanding. The lender agreed to extend the due date for repayment of the entire principal amount (plus $4,353 of accrued but unpaid interest) from February 28, 2006 to August 24, 2006 on the same terms as the original loan. We also raised an additional $480,000 during the period of November 2005 through February 2006 from the sale of shares of our common stock and warrants to certain accredited investors in a private transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. Finally, on March 20, 2006 we received $442,000 from the sale of one year convertible notes to our Chairman and three other accredited investors.

We believe that net cash on hand as of the date hereof and cash anticipated from operations and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of 2 to 4 months. Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report to our financial statements for the year ended December 31, 2005, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

If we are unable to achieve sufficient levels of sales to break-even, we will need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock or convertible securities, the ownership of our existing shareholders will be diluted. We are currently negotiating with commercial lending companies for a line of credit or accounts receivable financing arrangement to assist us in obtaining necessary working capital. No assurances, however, can be given that we will be able to successfully secure any such financing arrangement. Even if we are able to obtain commercial financing, the terms and conditions applicable to such arrangement may impose restrictions on our operations.

Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

Issuances of our securities are subject to federal and state securities laws and certain holders of convertible debentures issued by us may be entitled to rescind their purchases and we may have ongoing liability to these purchasers under federal law.

From September 2004 to December 2004 and from June 2005 through August 2005, we offered and sold convertible debentures to investors in various states. These sales of convertible debentures were subject to federal and state securities laws and by reason of our failure to file blue sky notices in connection with the sales we elected, after consultation with legal counsel, to offer these purchasers the opportunity to rescind their investment. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased securities in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As of the date hereof, no state regulatory authority has commenced legal action against us. These investors may have been entitled to return their securities to us and receive from us the full price they paid, which we estimated to be an aggregate amount of approximately $2.4 million, plus interest. The rescission offer was made pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder and in accordance with applicable state securities laws. We relied on these exemptions in that the investors are accredited and we did engage in general solicitation concerning the offering. We conducted this rescission offer through the efforts of our management. We offered to repurchase the debentures subject to our rescission offer for the original purchase price plus interest from the date of purchase, at the current statutory rate per year mandated by the state in which the investors reside. This offer expired as of October 31, 2005. Holders of an aggregate of $160,000 of debentures elected to accept this rescission offer and we repaid these investors out of working capital.

We believe that an investor’s acceptance of the rescission offer will preclude him or her from later seeking similar relief, and we are unaware of any federal or state case law to the contrary. However, it is unclear whether the rescission offer will terminate our liability under the Securities Act of 1933 and certain state securities laws. The staff of the Securities and Exchange Commission takes the position that a person’s federal right of rescission may survive the rescission offer. Accordingly, we may continue to be potentially liable under the Securities Act to persons that rejected the rescission offer for the purchase price of their securities that were not issued in compliance with the Securities Act or applicable state securities laws.

Our letter of credit was supported by a demand loan and we may be required to repay this amount on the demand of the lender.

We initially received a letter of credit through Wachovia Bank in the amount of $500,000. We utilized $314,000 against this facility in order to acquire product from Jamnica for delivery into the United States. This letter of credit was supported by a demand loan (line of credit) through Madison Bank. As of June 1, 2005, our obligations were transferred to Madison Bank, a division of Leesport Bank. As a demand loan, the lender has the right, at any time, to call the entire amount payable in its discretion. Accordingly, the lender may seek repayment at a time when our available capital resources are not sufficient. In such a case, if we are unable to negotiate alternative payment terms, we could be forced to immediately repay the outstanding balance due on the note, which would likely have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in our quarterly revenue and results of operations may lead to reduced prices for our stock.

Our quarterly net revenue and results of operations can be expected to vary significantly in the future. The business in which we compete experiences substantial seasonality caused by the timing of customer orders and fluctuations in the size and rate of growth of consumer demand. In other particular fiscal quarters, our net revenues may be lower and vary significantly. As a result, we cannot assure you that our results of operations will be consistent on a quarterly or annual basis. If our results of operations in a quarter fall below our expectations or those of our investors, the price of our common stock will likely decrease.

Our revenues will decline and our competitive position will be adversely affected if we are unable to introduce successful products on a timely basis.

Our business performance depends on the timely introduction of successful products or enhancements of existing products. Our inability to introduce products or enhancements, or significant delays in their release, could materially and adversely affect the ultimate success of our products and, in turn, our business, results of operations and financial condition. The process of introducing products or product enhancements is extremely complex, time consuming and expensive.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages and dietary supplement product, including contents, labels, caps and containers, and claims made for our products are subject to the rules and regulations of various federal, provincial, state and local health agencies, including the U.S. Food and Drug Administration and the Federal Trade Commission. If a regulatory authority or any state attorney general were to find that a current or future product or production run is not in compliance with any of these regulations or that any of the claims made for our products are false, misleading or not adequately substantiated, we may be fined, production may be stopped or we may be forced to make significant changes to the products or claims made for them, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. As we have already received a Courtesy Letter from the FDA questioning the use of the term ‘‘water’’ in the name of our dietary supplement product ‘‘Skinny Water,’’ a FDA enforcement action in the future with regard to this issue is possible. If we do not make changes to the product name and labeling, or in the alternative, fail to reach an agreement with the FDA, it could increase the likelihood of such an enforcement action. Any enforcement action could have a material adverse effect on our consolidated financial condition and results of operations. The effect of an enforcement action would depend on what action FDA chooses to take. If FDA sought to publicize its concerns about our product or seek injunctive relief (such as product recall or re-labeling), this could damage our relationship with our retailers and distributors and force us to invest in new marketing materials. If we were required to change our product name or label, it could also harm market acceptance of our product and increase our costs in attempting to establish market acceptance. If our ability to sell our products is harmed, we may not be able to meet the minimum sales requirements under our agreements with Peace Mountain and Jamnica. Further, any monetary penalties assessed against us, in addition to the costs of defending an enforcement action, would be likely to adversely affect our cash position. The rules and regulations of FDA, FTC and other federal, provincial, state and local agencies are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

The bottled water and dietary supplement industries are highly regulated at both the state and federal level.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies which regulate our products. Our products are subject to regulation by, among other regulatory entities, the Food and Drug Administration (‘‘FDA’’), Federal Trade Commission (‘‘FTC’’), U.S. Customs and Border Protection (‘‘CBP’’) and the Environmental Protection Agency (‘‘EPA’’). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the FTC which regulates these activities under the Federal Trade Commission Act (‘‘FTCA’’). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

Regulation of Bottled Water

The United States Food and Drug Administration (‘‘FDA’’) regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with the FDA ‘‘good manufacturing practices.’’ To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. FDA’s quality standards for bottled water also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. We also must meet state regulations in a variety of areas. These regulations set standards for registration, approved water sources, water purity, safety and labeling. Failure to comply with such laws and regulations could result in fines against us, a temporary or permanent shutdown of production, recalls of the product, loss of state certification to market the product or, even in the absence of governmental action, loss of revenue as a result of adverse market reaction to negative publicity. Any such event could have a material adverse effect on our business. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements.

Regulation of Dietary Supplements

Our ‘‘Skinny Water’’ product is regulated as a dietary supplement under the Federal Food, Drug and Cosmetic Act (’’FFDCA’’), and is, therefore, not subject to pre-market approval by the FDA. However, this product is subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not present in the U.S. food supply as an article used for food before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if we make statements about the supplement’s effects on the structure or function of the body, we must, among other things, have adequate substantiation that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and our products must be manufactured in accordance with current good manufacturing practices or ’’GMPs’’ for foods. The FDA has published notice of its intention to issue new GMPs specific to dietary supplements, which, when finally adopted may be more expensive to follow than prior GMPs. A dietary supplement product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the ‘‘intended use’’ of any of the Company’s products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement until such time that the ‘‘intended use’’ of the product is not for the diagnosis, cure, mitigation, treatment or prevention of disease. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

As described above under the heading ‘‘Government Regulation,’’ the FDA has already stated in a Courtesy Letter dated September 22, 2005, that the use of the term ‘‘water’’ in the name of ‘‘Skinny Water’’ appears to cause this product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. FDA’s position will require compliance with regulatory requirements applicable to conventional food rather than those that apply to dietary supplements. We disagree with the position taken by FDA and are actively working with regulatory counsel to attempt to reach a mutually agreeable solution with FDA. In the event we cannot reach an agreement with FDA, the agency could choose to bring an enforcement action against us, which could have a material adverse effect on our consolidated financial position or results and operations.

Our advertising of ‘‘Skinny Water’’ is subject to regulation by the FTC under the FTCA, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Further, the FTCA provides that the dissemination or the causing to be disseminated of any false or misleading advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s ‘‘substantiation doctrine,’’ an advertiser is required to have a ‘‘reasonable basis’’ for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim may only require competent and reliable survey evidence.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC has specifically launched a nationwide law enforcement sweep called ‘‘Project Waistline’’ against companies making false and/or inadequately substantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. If the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC would materially adversely affect our ability to successfully market our products.

We are not currently a party to any investigation, consent order or other decree of the FTC. We may be subject to investigation by the FTC in the future. However, in 1994 our Chairman, Michael Salaman, entered into a FTC consent decree resulting from past telemarketing activities and the distribution of customer lists and credit card information while he was with a different company. We are aware of this consent decree and, as a result, are required to maintain compliance with the same and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply with such consent decree. Civil penalty actions could have a material adverse effect on our consolidated financial position or results of operations.

Our success is dependent on the performance and integration of our new Chief Executive Officer and the cooperation and performance of our former CEO.

Christopher Durkin joined as our new chief executive officer on March 8, 2006. Our business and operations are substantially dependent on the performance and integration of our new CEO as well as the performance and cooperation of our former chief executive officer who is providing us with services pursuant to a consulting arrangement and continues to serve on our board of directors. These persons have worked together for only a short period of time. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. If we are unable to successfully integrate new executives into our operations, it may adversely impact our results of operations and financial condition.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management as well as upon our ability to attract, motivate and retain highly qualified employees with management, marketing, sales, creative and other skills. Currently, all of our employees are at-will and we cannot assure you that we will be able to retain them. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. Further, our business, operating results and financial condition could also be materially and adversely affected if we fail to attract additional highly qualified employees. In our industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot assure you that we will be successful in attracting and retaining skilled personnel.

Significant competition in our industry could adversely affect our business.

Our market is highly competitive and relatively few products achieve significant market acceptance. Our competitors include Evian, Contrex, Fiji, and other imported sourced bottled waters. Further, the market for dietary supplements is also highly competitive and our competitors include well known brands such as Fuze and SoBe. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	undertake more extensive marketing campaigns; and

•	adopt more aggressive pricing policies.

We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may also result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We must rely on the performance of distributors, major retailers and chains for the success of our business and their performance may adversely affect our operations and financial condition.

We must engage distributors to sell our products principally to major retailers and chains including supermarkets, health clubs and convenience stores. As of March 20, 2006, we have established relationships with eleven distributors in twelve markets across the United States for Skinny Water and Jana Natural Artesian Water. Other than our New York distributor, these relationships are on a purchase-order basis and none of our distributors are subject to significant minimum purchase commitments. Accordingly, we cannot assure any given level of performance. Although we have received approximately $380,000 through purchase orders from distribution and direct retail accounts through February 28, 2006, these are one-time orders and we do not have any assurance that these accounts will result in recurring orders.

The poor performance of our distributors, retailers or chains or our inability to collect accounts receivable from our distributors, retailers or chains could materially and adversely affect our results of operations and financial condition. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Accordingly, there can be no assurance that we will be able successfully to sell, market, commercialize or distribute our products at any time in the future.

As described above, we terminated our relationship with Big Geyser, Inc., our former New York City area distributor in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations as we recently entered into a long-term agreement with a distributor in the New York City market. However, as this agreement does not include significant purchase commitments, we cannot guarantee that this new distribution relationship will result in meaningful revenues for us. In addition, Big Geyser has disputed our ability to terminate the agreement for cause and has filed a notice of arbitration against us with the American Arbitration Association seeking damages in the amount of $175,236. An adverse outcome in this matter would be likely to adversely affect our cash flow, financial condition and results of operations. In such an event we would need to allocate our available cash resources from marketing and operating purposes in order to satisfy this obligation, which could adversely impact our future operating results. For more information, see the disclosure under the caption ‘‘Legal Proceedings,’’ below.

We will rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Although we have established relationships with distributors in a number of markets across the United States for our products, we currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. For example, although our new agreement with our New York City distributor includes a minimum purchase commitment, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship. Further, we expect that any distributor we engage with will sell and distribute competing products, and our products may represent a small portion of their business. Further, we are actively engaged in efforts to enlist other distributors to carry our products in other markets where we may introduce our products. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area,

•	our ability to price our products at levels competitive with those offered by competing products, and

•	our ability to deliver products in the quantity and at the time ordered by distributors.

We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely effect our revenues and financial results.

We will incur significant time and expense in attracting additional distributors for our products.

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. We currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. We intend to enter into written agreements with key distributors for varying terms and duration; however, many distribution relationships may be based solely on purchase orders and terminable by either party at will. We do not anticipate that in the future we will be able to establish, long-term contractual commitments from many of our distributors. In addition, we cannot provide any assurance as to the level of performance by our distributors under such agreements, that these agreements will include minimum purchase commitments by the distributors or that those agreements will not be terminated early. Moreover, there is the possibility that we may have to incur significant additional expenditures or agree to additional obligations to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets, including the granting of exclusive rights for a defined territory or imposition of termination payments. For example, as part of our exclusive distribution agreement with our New York City distributor, we agreed that if we terminate the agreement without cause, we will pay them an amount equal to the pre-tax gross profit multiplied by the number of cases of product purchased by them during the previous twelve months. There is no assurance that we will be able to establish distribution relationships or maintain successful relationships with distributors in our geographic distribution areas. If we are unable to establish or maintain successful distribution relationships, our business, financial condition, results of operations and cash flows will be adversely affected.

We need to effectively manage our growth and execution of our business plan. Any failure to do so would negatively impact our profitability.

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our production costs and general and administrative expense, and otherwise to execute on our business plan. We need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so, could increase our expenses and negatively impact our profit margin.

We rely on our agreements with Peace Mountain and InterHealth Nutraceuticals for our Skinny Water product.

Our Skinny Water product is available to us through our license agreement with Peace Mountain. Peace Mountain holds the proprietary rights to the Skinny Water brand and grants Creative the right to distribute the Skinny Water product pursuant to the terms of an exclusive license agreement. In addition, we purchase the key ingredient to Skinny Water, Super CitriMax, from a single provider, InterHealth Nutraceuticals, on a non-exclusive basis. Our Skinny Water product is an important element of our business strategy and we expect to derive a substantial amount of business from this product. We cannot provide assurance that we will achieve expected sales levels from this relationship. Further, Peace Mountain and InterHealth may each terminate their agreements with Creative due to Creative’s failure to comply with its contractual obligations. If either Peace Mountain or InterHealth terminates the agreement, we will not be able to successfully market Skinny Water. In the event either Peace Mountain or InterHealth elects to terminate its relationship with Creative, our business, financial condition, results of operations and cash flows will be significantly harmed.

We rely on our agreement with Jamnica for our product lines.

We license the right to bottle and distribute our entire line of Jana products from Jamnica. Jamnica is the manufacturer of these products and has granted us the exclusive right to distribute them in North America. The Jana product line is the key element of our business strategy and we expect to derive a substantial amount of business from this product. We cannot provide assurance that we will achieve expected sales levels from this relationship. Further, this Agreement will expire one year from the date we obtain certain government approvals unless we satisfy minimum sales volumes, in which event, the agreement will automatically renew for additional one year terms. Alternatively, if we are unable to satisfy these targets, Jamnica may elect to continue the agreement but appoint additional distributors in our territory. As described above, we have begun discussions with Jamnica to modify these targets or otherwise modify the agreement. If Jamnica terminates the agreement or it is not renewed, we will not generate meaningful revenue from the relationship and will not recoup valuable time and resources expended in negotiating and consummating the agreement and our business strategy to market and distribute this line of waters. Further, in such a situation, we will incur additional costs in developing product alternatives. This would significantly strain our cash resources and would be likely to result in a material adverse effect on our results of operations and financial condition. Further, if Jamnica elects to appoint others distributors, it could adversely impact our results of operation and financial condition.

Since we acquire our water from Croatia, we are exposed to additional risks that could increase our expenses and adversely affect our operating results.

We acquire our artesian water from Jamnica, which is based in Croatia. Because of this we are exposed to financial and operational risks that may be greater than if we sourced our artesian water in the United States. These risks include:

•	Imposition of foreign laws and other governmental controls, including trade restrictions and related laws that increase the costs of our purchases.

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could increase our costs of doing business.

•	Seasonal reductions in business activity in the summer months.

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities.

We have limited the liability of our directors.

The General Corporation Law of Nevada permits provisions in the articles, by-laws or resolutions approved by stockholders which limit liability of directors for breach of fiduciary duty to certain specified circumstances, namely, breach of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derived an improper personal benefit. Our Amended and Restated By-laws indemnify the Officers and Directors to the full extent permitted by Nevada law. The By-laws (with these exceptions) eliminates any personal liability of a Director to the stockholders for monetary damages for breach of a Director's fiduciary duty. Therefore, a Director cannot be held liable for damages to the shareholders for gross negligence or lack of due care in carrying out his fiduciary duties as a Director. Our Articles may provide for indemnification to the full extent permitted under law, which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the company to the full extent and under all circumstances permitted by law. Indemnification is permitted under Nevada law if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he successfully defends himself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions or otherwise, management has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Certain Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 18 and 34. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. It is too early in the product life cycle of our brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of our brands will be substantially dependent upon acceptance of our brand by consumers, distributors and retailers. Accordingly, any failure of our brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The bottled-water and non-alcoholic beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive alternative or New Age beverage brands such as ours. We also compete with regional beverage producers and ‘‘private label’’ soft drink suppliers. Some of our direct competitors include Poland Spring, Fiji, Evian, Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Jones Sodas, Boylans and Hansens. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than us, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

We may face intellectual property infringement claims and other litigation which would be costly to resolve.

We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against us in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Whether brought by or against us, these claims can be time consuming, result in costly litigation and divert management’s attention from our day-to-day operations, which can have a material adverse effect on our business, operating results and financial condition. Further, similar to our competitors, we will likely become subject to litigation. Such litigation may be costly and time consuming and may divert management’s attention from our day-to-day operations. In addition, we cannot assure you that such litigation will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, results of operations and financial condition.

We may face increased competition and downward price pressure if we are unable to protect our intellectual property rights.

Our business is heavily dependent upon our confidential and proprietary intellectual property. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights. However, current U.S. and international laws afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use information that we regard as proprietary. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Our business, results of operations and financial condition could be adversely affected if a significant amount of unauthorized copying of our products were to occur or if other parties develop products substantially similar to our products. We cannot assure you that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.

Our business will be adversely affected by a decline in the consumption of products we sell.

Although there have been increases in consumption of beverages in most of our product categories, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage products in the United States and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors.

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as the recent media focus on obesity in youth. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

We expect our sales to be affected by seasonality.

It is typical in the beverage industry to experience a significant impact of seasonality on sales. Some of our competitors may experience over 60% of its sales between the months of April and September in a typical year. As a result, we expect that our working capital requirements and cash flow will vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

Certain Factors Related to Our Common Stock

Because our common stock is traded on the Pink Sheets, a shareholder’s ability to sell shares in the secondary trading market may be limited.

Our common stock is currently listed for trading in the United States on the Pink Sheets. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange, like The New York Stock Exchange or American Stock Exchange. Further, although we intend to pursue listing on the Over the Counter Bulletin Board® (OTCBB®), we cannot assure such listing may in fact transpire given that the SEC and the National Association of Securities Dealers are collectively responsible for authorizing such listing and such authorization may not be forthcoming due to circumstances not under our control. In such an event, we would continue to be listed on the Pink Sheets, which may make it more difficult for you to dispose of our securities.

Because our common stock is considered a ‘‘penny stock,’’ a shareholder may have difficulty selling shares in the secondary trading market.

In addition, our common stock is subject to certain rules and regulations relating to ‘‘penny stock’’ (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain ‘‘sales practice requirements’’ for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional ‘‘accredited investors’’), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, there is a greater chance for market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of ‘‘bid’’ and ‘‘ask’’ quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price. The price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following:

•	quarter to quarter variations in results of operations;

•	our announcements of new products;

•	our competitors’ announcements of new products;

•	general conditions in the beverage industry; or

•	investor and customer perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

Additionally, the public stock markets experience extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

There are outstanding a significant number of shares available for future sales under Rule 144.

As of April 11, 2006, of the 16,105,000 issued and outstanding shares of our Common Stock, approximately 12,103,789 shares may be deemed ‘‘restricted shares’’ and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a ‘‘non-affiliate’’ of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

As of December 31, 2005, there were outstanding and immediately exercisable options to purchase 160,000 shares of Common Stock and other warrants to purchase 2,950,500 shares of Common Stock. In addition, we sold an aggregate amount of $3,161,200 of convertible debentures in recently completed private placements, including convertible debentures that were subject to the rescission offer and our sale of an additional $165,000 of convertible debentures which were concurrently offered. As of December 31, 2005, there was outstanding $2,636,000 of convertible debentures due to the decision by certain holders to convert their debentures into common stock and warrants. As of December 31, 2005, the holders of our outstanding convertible debentures have the right to convert their convertible debentures into an aggregate of 6,590,000 shares of Common Stock and an additional 6,590,000 warrants. The shares underlying our outstanding convertible debentures represent approximately 30.2% of our common stock, the shares underlying warrants (including the warrants that are issuable upon conversion of the debentures) represent approximately 29.9% of our common stock, and the shares underlying our currently outstanding options represents less that 1% of our common stock. The conversion or exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

Our Board of Directors has the ability to issue ‘‘blank check’’ Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of ‘‘blank check’’ preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, there are no shares of preferred stock are issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Creative. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

Item 2.    Description of Property.

Our corporate offices are located in New York City and we rent office space under a two year lease for an annual rent of $66,000 during the first year of the term and $69,300 for the second year. The lease term commenced October 1, 2005 and provides us with approximately 2,400 square feet of office space. The address is 461 Park Avenue South, New York, New York 10016 and our telephone number is (212) 868-5262. We rent warehouse space in South Plainfield, N.J. where we pay $7.50 per pallet per month for storage on an as needed basis and in Stockton, California where the price of storage is $4.00 per pallet per month on an as needed basis.

Item 3.    Legal Proceedings.

Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On January 19, 2006 we received a demand for arbitration filed by Big Geyser, Inc. arising out of our determination to terminate the distribution agreement with Big Geyser. In its demand, Big Geyser has claimed that Creative Enterprises wrongfully terminated the distribution agreement and is obligated to pay Big Geyser a termination fee and is seeking additional costs, including attorneys’ fees. The total damages being sought by claimant is $175,236. The arbitration demand was filed with the American Arbitration Association in New York, New York. Although we have held settlement negotiations with Big Geyser in an effort to resolve this matter, we have not yet been served with any pleadings in this matter and have not yet responded to this notification. Management intends to vigorously defend this claim but is currently unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow. However, an adverse outcome in this matter could adversely affect our financial condition, cash flow and results of operations.

We are currently the co-defendant along with our Chairman in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and Creative Enterprises International, Inc. Plaintiff claims that we breached an oral agreement of employment and is seeking compensatory damages. A motion to dismiss filed by the co-defendants was rejected in part and is pending in part. We will vigorously defend this matter if our motion to dismiss is denied. Based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In addition, we may be subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These quarterly trade and quote data provided by Pink Sheets, LLC. In January 2002 quotations of our common stock began on the Pink Sheets due to our consummation of the Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. According to our stock transfer agent records, we had approximately 411 shareholders of our common stock as of December 31, 2005 holding 15,115,500 common shares.

Common Stock

	High Bid	Low Bid
Fiscal 2006
Through March 31, 2006	$0.65	$0.34
Fiscal 2005
March 31, 2005	$0.73	$0.55
June 30, 2005	$1.25	$1.01
September 30, 2005	$1.55	$0.70
December 31, 2005	$1.04	$0.65
Fiscal 2004
March 31, 2004	$0.50	$0.18
June 30, 2004	$0.75	$0.29
September 30, 2004	$0.70	$0.21
December 31, 2004	$0.78	$0.47

Dividends and Dividend Policy

There are no restrictions imposed on us that limits our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2005, no cash or stock dividends  were  declared  or  paid  and  none  are  expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The board of directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer for our Common Stock is InterWest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005, which consists of our Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Stockholders	160,000	$0.534	840,000
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	160,000	$0.534	840,000

Recent Sales of Unregistered Securities

The following discussion describes all the unregistered securities we have sold during the fiscal year ended December 31, 2005.

From January 4, 2005 through May 5, 2005, we issued an aggregate principal amount of $816,200 of convertible debentures to eight accredited investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. Each $40,000 debenture is convertible into 100,000 shares of our common stock and warrants to purchase 100,000 shares of common stock. The proceeds derived from these issuances were used for working capital and general corporate purposes.

From June 2005 through August 2005, we issued an aggregate of $1,898,000 of convertible debentures to accredited investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. The convertible debentures issued to such persons are on the same terms as described in the immediately preceding paragraph. In August 2005, we commenced a rescission offer relating to these sales and an additional $507,750 of convertible debentures sold during 2004. The rescission offer was made pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder and in accordance with applicable state securities laws. We relied on these exemptions in that the investors are accredited and we did not engage in general solicitation concerning the offering. The rescission offer expired October 31, 2005. Holders of an aggregate principal amount of $160,000 of convertible debentures accepted the rescission offer and the holders of the remaining convertible debentures confirmed their investment in our company. The proceeds derived from these issuances are being used for working capital and general corporate purposes.

Contemporaneously with the rescission offer, we conducted a private offering of an additional $1,000,000 of convertible debentures on the same terms as described above to accredited investors only in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We relied on these exemptions in that the investors are accredited and we did not engage in general solicitation concerning the offering. We issued an aggregate principal amount of $165,000 of such additional debentures. The proceeds derived from these issuances will be used for working capital and general corporate purposes.

In February 2005, we issued warrants to purchase a total of 100,000 shares of common stock to Big Geyser, Inc. as additional consideration pursuant to the distribution agreement we entered into with them. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information about the company.

On August 1, 2005, we issued an option to purchase 10,000 shares of common stock to Ms. Sarah Velar in consideration of services provided to us pursuant to her employment agreement with our company. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

In June and July 2005, we issued an aggregate of 177,000 shares of our common stock to seven individuals as additional consideration for services previously rendered to us by such persons. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

In December 2005, we issued 110,000 shares of our common stock to a consultant in consideration for services previously rendered to us. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer is an accredited investor.

In November and December 2005, we issued an aggregate of 512,500 shares of our common stock and 512,500 warrants to seven ‘‘accredited investors’’ in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. The warrants are exercisable at a per share price of $0.75 for a period of five years. We received proceeds of $205,000 from these issuances, which we will use for working capital and general corporate purposes.

During the month of December 2005 the holders of an aggregate amount of $535,200 of convertible debentures elected to convert their debentures into shares of common stock and warrants. Pursuant to this conversion, we issued an aggregate amount of 1,338,000 shares of common stock and warrants to purchase an additional 1,338,000 shares of common stock to these holders pursuant to the terms of the debentures. The warrants issued upon conversion are exercisable for a period of three years at a per share exercise price of $0.75. The conversion price of the debentures was $0.40 per share. The conversion of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) under the Act.

The securities issued in each of the above transactions were restricted securities and cannot be offered or sole except pursuant to an effective registration statement under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act and applicable state law.

Current Fiscal Year

In January 2006, we issued an aggregate of 687,500 shares of our common stock and 687,500 warrants to eight ‘‘accredited investors’’ in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. The warrants are exercisable at a per share price of $0.75 for a period of five years. The total purchase price for these securities was $275,000 and we received net proceeds of $247,500, which we will use for working capital and general corporate purposes. We paid a commission of 10% of the gross proceeds of to a registered broker-dealer that acted as our selling agent and issued it a warrant to purchase 68,750 shares of common stock exercisable at a price of $0.44 per share for a period of five years.

During the month of January 2006 the holders of an aggregate amount of $121,000 of convertible debentures elected to convert their debentures into shares of common stock and warrants. Pursuant to this conversion, we issued an aggregate amount of 302,500 shares of common stock and warrants to purchase an additional 302,500 shares of common stock to these holders pursuant to the terms of the debentures. The warrants issued upon conversion are exercisable for a period of three years at a per share exercise price of $0.75. The conversion price of the debentures was $0.40 per share. The conversion of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) under the Act.

As of March 20, 2006, we issued convertible notes in the aggregate amount of $442,000 to Michael Salaman, our Chairman and former Chief Executive Officer and three other accredited investors. The notes are convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Notes. The Notes will be due one year from the date of issuance and the principal amount of the Notes shall accrue interest at the rate of 10% per annum, payable upon maturity. The Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as each of the holders is an accredited investor with access to material information and the securities were issued without any form of general solicitation or general advertising. The Notes are restricted securities under the terms of the Securities Act of 1933 and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

Stock Repurchases

During 2005, we did not repurchase any shares of our common stock.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see ‘‘Item 1 — Business — Forward-Looking Statements’’ for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Item 1 — Business — Risk Factors’’ and included in other portions of this report.

Nature of Operations

We were originally incorporated in the State of Utah on June 20, 1984 as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc. and changed our name to Creative Enterprises International, Inc. This discussion relates solely to the operations of Creative Enterprises International, Inc.

We have had limited operations to date and until 2005, our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling bottled waters and dietary supplements. We have generated revenues of $514,146 for fiscal 2005 (all of which has been recorded since May 2005) and incurred a net loss of $3,429,846. The net loss for 2005 included general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

We operate our business in the rapidly evolving consumer beverage industry and our principal products are an exclusive line of bottled artesian waters and a dietary supplement. Our business strategy is to employ innovative merchandising to highlight the unique points of our products and to associate our products with athletes, celebrities, models and personal trainers. Our sales team will focus on the leading distributors, supermarket chains, convenience stores, drug chains, food service operators and health club chains in the United States.

Our principal products are bottled water products which we market as ‘‘premium’’ and a dietary supplement, manufactured by Jamnica, d.d. Our line of bottled waters presently consists of Jana

Natural Artesian Water and Jana Natural Flavored Artesian Water (Lemon-Lime and Strawberry-Guava) and our dietary supplement product is Jana Skinny Water.

As described above, we expect to introduce the following additional bottled water products when management determines that market conditions warrant:

•	Jana Juicy Fruits Natural Noncarbonated Beverages (Red-Orange; Orange-Nectarine; Multivitamin and Multired); and

•	powdered and flavored Skinny Water (Lemon-Lime, Strawberry-Guava and Tangerine).

We have entered into a license and distribution agreement with Jamnica that grants us an exclusive license to distribute Jamnica’s bottled waters in North America. Jamnica, under our license agreement, manufactures the products on our behalf. Our agreement with Jamnica has an initial term of one year from the date that government approvals are secured. Thereafter, this agreement will automatically renew subject to the performance criteria described above. If we are unable to satisfy the performance targets, Jamnica has the right to either terminate the agreement or to appoint additional distributors in the territory. The occurrence of either of these contingencies may result in a material adverse effect on our results of operations and financial condition.

We have also obtained the rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. We are focusing on the distribution of Skinny Water in connection with our relationship with Jamnica. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished beverage products. We generally sell these products to national retailers and distributors. We have been focused on, and will continue in 2006 to increase our existing product lines and further develop our markets.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand. Greater distribution and availability, awareness and preference promotes long term growth.

Going Concern and Management Plans

We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, except as discussed below under the caption ‘‘Satisfaction of Cash Requirements’’ we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Generating sales in the next six to 12 months is important to support our business. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report to our financial statements for the year ended December 31, 2005, citing recurring losses and negative cash flows from operations.

We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We raised an additional $205,000 during December 2005 from the sale of 512,500 shares of our common stock and 512,500 warrants to certain accredited investors in a private transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. In addition, we have raised an additional $275,000 during the current fiscal year from the sale of 687,500 shares of our common stock and 687,500 warrants to certain accredited investors in a private transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

As of March 20, 2006, we issued convertible notes in the aggregate amount of $442,000 to Michael Salaman, our Chairman and former Chief Executive Officer and three other accredited investors. The notes are convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Notes. The Notes are due one year from the date of issuance and the principal amount of the Notes shall accrue interest at the rate of 10% per annum, payable upon maturity.

From September 2004 to December 2004 and from June 2005 through August 2005, we offered and sold convertible debentures to investors in various states. These sales of convertible debentures were subject to federal and state securities laws and by reason of our failure to file blue sky notices in connection with the sales, we concluded (after consultation with counsel) that these investors may have been entitled to return their securities to us and receive from us the full price they paid, which we estimate to be an aggregate amount of approximately $2.4 million, plus interest. As a result, we conducted a rescission offer, which expired October 31, 2005, to all those persons who purchased convertible debentures during the affected periods. Investors holding affected convertible debentures in the aggregate principal amount of $160,000 elected to accept the rescission offer. The full amount of the debentures rescinded was repaid on October 7, 2005.

We believe that an investor’s acceptance of the rescission offer will preclude him or her from later seeking similar relief, and we are unaware of any federal or state case law to the contrary. However, it is unclear whether the rescission offer will terminate our liability under the Securities Act of 1933 and certain state securities laws. The staff of the Securities and Exchange Commission takes the position that a person’s federal right of rescission may survive the rescission offer. Accordingly, we may continue to be potentially liable under the Securities Act to investors that declined the rescission offer for the purchase price they paid for their debentures, plus interest.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements.

Revenue Recognition

We sell products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns. Revenues generated up to December 31, 2004 are related to product lines that have been discontinued.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management Discussion and Analysis:

We did not have any sales prior to the fiscal year ended December 31, 2005, except for nominal revenues not attributable to our current product lines. Beginning in 2005, our efforts have focused primarily on the development and implementation of our business plan, including our recent marketing and sales activities. We generated revenues of $514,146 for the fiscal year ended December 31, 2005 (all of which has been recorded since May 2005) and incurred a net loss of $3,429,846. The 2005 net loss included general and administrative expenses related to the costs of start-up operations ($1,950,320) and a significant amount of marketing expenses ($1,307,186) related to establishing our brand in the market.

Plan of operation for the next twelve months:

Our current business strategy is to build upon the ‘‘Jana’’ brand of bottled water products. We intend to develop and maintain a market for the Jana brand and build a national sales and distribution force to take our products into mainstream markets and distribution channels. In order to accomplish this, we intend to:

•	create strong distributor relationships and key accounts;

•	stimulate strong consumer awareness of and demand for our products with primary emphasis in the United States; and

•	develop unique alternative beverage brands and products.

We have signed an exclusive license and distributor agreement with Jamnica, d.d. to distribute a line of artesian bottled water products marketed as ‘‘premium’’ throughout North America. We will market the brand ‘‘Jana’’ which won the prestigious 2005 Eauscar Award for ‘‘highest quality’’ at the Aqua-Expo in Paris France. Our Jana Strawberry-Guava flavored water won the 2004 Eauscar award for best flavored water.

In addition, we have obtained the exclusive licensing rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people lose weight when taken in conjunction with diet and exercise. As part of our agreement with Agrokor, we have granted European distribution rights for Skinny Water to Jamnica.

Our agreement with Jamnica is for an initial term commencing on the date we receive government approvals to distribute the products in the sales territory and continues for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement will automatically renew for additional one year terms provided we satisfy sales volume targets as described above. If we are unable to satisfy these targets, Jamnica has the right to either terminate the agreement or to appoint additional distributors in the territory. As described above, we are seeking to modify these targets. Further, our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amounts specified in the contract or make a $10,000 monthly payment.

In December 2004, we entered into an exclusive five year agreement with Big Geyser, Inc., to distribute our products in the New York City market. However, as described above, we terminated this agreement in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations as we recently established a relationship with a new distributor in the New York City market. However, as this agreement does not include significant purchase commitments, we cannot guarantee that this new distribution relationship will result in meaningful revenues for us. In addition, as described in greater detail below, Big Geyser is disputing our ability to terminate the agreement for cause and has filed a notice of arbitration against us with the American Arbitration Association seeking damages. An adverse outcome in this matter could adversely affect our financial condition and results of operations.

On March 20, 2006, we entered into an agreement with Exclusive Beverage Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. The initial term of this agreement will expire December 31, 2009 and we will distribute our Jana Natural Artesian Water, Jana Flavored Water and Skinny Water products in the designated territory pursuant to this agreement. Although this agreement includes a minimum purchase commitment on behalf of the distributor, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship. As described above, we have established relationships with eleven beverage distributors serving twelve markets as well as with national retailers, including GNC, Safeway and Target. However, as these distributors and retailers are not bound by significant minimum purchase commitments, we must rely on recurring purchase orders for product sales. Accordingly, we cannot determine the frequency or amount of orders any retailer or distributor may make.

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2005 fiscal year to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S., including McLane, Safeway, GNC and Target. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. In addition, in December 2005, Jamnica provided us with a $100,000 capital commitment towards our marketing and advertising efforts.

Satisfaction of Cash Requirements

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings.

We have an immediate need for cash to fund our working capital requirements and business model objectives. As of December 31, 2005, we had approximately $878,891 in working capital deficit and our cash balance was approximately $76,780. To provide for additional working capital, during the 2005 fiscal year, we raised approximately $2.6 million through private placement of convertible debentures and we have raised an additional $205,000 from the private sale of shares of common stock and warrants to accredited investors. We have also received short-term loans from unaffiliated third-parties of approximately $175,000 during the 2005 fiscal year, of which the principal amount of approximately $100,000 was outstanding as of December 31, 2005. This loan bears interest at the rate of 15% per annum. The lender made an additional loan of $45,000 during the first quarter in 2006 and has agreed to extend the due date for repayment from February 28, 2006 to August 24, 2006 on the same terms as the original loan. In addition to the principal amount of the loan, accrued but unpaid interest in the amount of $4,353 will continue to bear interest at the stated rate and be repayable with the principal amount. In 2006, we have raised an additional $275,000 from the private sale of shares of common stock and warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. In addition, as of March 20, 2006, we received an aggregate amount of $442,000 in loans made by our former Chief Executive Officer and three additional accredited investors. The principal amount of these loans will be convertible into securities we may issue in any financing transaction that we consummate during the term of the Notes. The Notes will be due one year from the date of issuance and shall accrue interest at the rate of 10% per annum, payable upon maturity.

We believe that net cash on hand as of the date of this Annual Report and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of 2 to 4 months. If we are able to meet our operating targets, however, we believe that we will be able to satisfy our working capital requirements.

We have developed operating plans (forecasts) that project profitability based on known assumptions of units sold, retail and wholesale pricing, cost of goods sold, operating expenses as well as the investment in advertising and marketing. These operating plans are adjusted monthly based on actual results for the current period and projected into the future and include statement of operations, balance sheets and sources and uses of cash. No assurances can be given that our operating plans are accurate nor can any assurances be provided that we will attain any such targets that we may develop.

In August 2005 we commenced an offering to sell an additional $3.4 million of convertible debentures to additional accredited investors under Rule 506, promulgated under the Securities Act of 1933. The convertible debentures subject to this offering are identical to the debentures we sold in a private placement that we commenced in January 2005. Up to $2.4 million of this amount was subject to a rescission offer to certain investors that previously purchased convertible debentures. In the rescission offer, we offered to repurchase these debentures for the original purchase price plus interest from the date of purchase at the current statutory rate per year mandated by the state in which the investor resides. This offer expired as of October 31, 2005. Holders of an aggregate of $160,000 of debentures elected to accept this rescission offer, with the balance confirming their prior investment. We repaid these investors out of working capital.

In addition, we had obtained a $500,000 letter of credit with Wachovia bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand.

To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Break Even and Profitability

As of December 31, 2005, our financial plan showed that based on current wholesale prices and costs of its products, will require sales of approximately 54,000 cases per month to break even, excluding marketing and sales expenses which are considered investments and classified separately on our financial statements. Based on our current business arrangements, we expect to meet that goal by the end of the fourth quarter of fiscal 2006. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during this year.

Product Research and Development

We intend to expand our line of products, as described in the ‘‘Overview’’ section of this Management’s Discussion and Analysis, at such time as management believes that market conditions are appropriate. Management will base this determination on the rate of market acceptance of the products we currently offer. We do not engage in material product research and development activities. New products are formulated based on our license arrangements with our suppliers and licensors.

Purchase or sale of plant or significant equipment

As of the date of this Annual Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of December 31, 2005 we have twelve employees including, our Chief Executive Officer. Three of our employees are dedicated sales representatives. We have retained two additional sales representatives in order to assist us in implementing our sales, marketing, and distribution program to introduce our products into the North American markets. Our sales representatives are retained on a consultancy basis and are entitled to a monthly fee of $2,500, plus commissions. Our agreements with these persons are terminable on 30 days notice. We have engaged our Chief Financial Officer on an at-will basis and he currently provides accounting and financial reporting services on a part-time basis. We compensate our Chief Financial Officer at the rate of $5,000 per month and have not entered into a written agreement with him.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements and do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Accounting Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment, is effective for periods after June 15, 2005. The revision to FAS 123 requires financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision requires financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. We have adopted FASB No. 123 and the results are reflected in the current financial statements.

FASB Statement No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4, sets forth certain costs related to inventory that must be included as current period costs. This statement became effective for periods beginning after June 15, 2005 and is not expected to materially impact us.

FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 became effective for periods beginning after June 15, 2005 and is not expected to materially impact us.

FASB Interpretation No. 46, Accounting for Conditional Asset Retirement Obligations was issued in March 2005 and is not expected to materially impact us. Through December 31, 2005, no assets acquired by us fall within this interpretation.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation shall be effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied to all other periods, this Statement requires that the new accounting principal be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement is not expected to have a material impact on our financial statements.

Item 7.  Financial Statements.

Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the year to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in December 2005. Accordingly, we have begun to adopt and implement various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, we have recently taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the following:

•	We increased the membership of the board of directors to consist of three persons, one of whom is independent, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

•	We have retained a consultant to assist us in identifying and implementing improvements to our internal controls over financial reporting and we have made changes in the organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the preparation of quarterly and annual financial statements.

•	We have adopted and implemented standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of policies and procedures.

We continue to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train employees on existing policies and procedures in an effort to continuously improve internal controls and the control environment.

Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.  Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of three members. There are no family relationships among our current executive officers and directors. Effective March 8, 2006, Mr. Christopher Durkin was elected to our board of directors and was appointed as our Chief Executive Officer and President, Mr. James Robb was elected to our board, Mr. Michael Salaman resigned as Chief Executive Officer and President (while remaining as Chairman) and Mr. Scott Perlstein resigned from our board. Officers are elected by and serve at the discretion of the Board of Directors. Board members hold office until their successors are chosen and qualified, or until they resign or have been removed from office. Our directors and officers are as follows:

Name	Age	Position
Christopher Durkin	42	Chief Executive Officer, President and Director
Michael Salaman	43	Chairman of the Board
James Robb	48	Director
Kenneth Brice	59	Chief Financial Officer

Business Experience

Christopher Durkin. Prior to joining us on March 8, 2006 as Chief Executive Officer, President and a director, Mr. Durkin served as the founder and president of Durkin Capital Group, LLC, a financial consulting firm. Prior to that, Mr. Durkin was a Group Director at LaBranche & Co. from March 2001 to September 2004 and was Senior Vice President — Corporate and Business Development for Robb Peck McCooey Specialist Corp. from August 1994 to March 2001. Prior to that, from November 1980 to July 1994, Mr. Durkin worked for approximately fourteen years at the New York Stock Exchange, Inc. in various capacities, including Market Surveillance Analyst and Market Surveillance Manager, responsible for performance evaluation of specialists and rule and policy development.

James Robb. Prior to joining us an independent director on March 8, 2006, Mr. Robb was a former partner at Robb, Peck, McCooey Financial Services, Inc., and private investor for the past 5 years following the sale of Robb, Peck, McCooey to LaBranche in 2001. Mr. Robb served in various capacities at Robb Peck, McCooey from 1977 until its sale to LaBranche. Robb, Peck, McCooey Financial was the sixth-largest New York Stock Exchange specialist firm by listings and the seventh-largest by trading volume. It served as specialist for 137 NYSE-listed companies.

Michael Salaman. Michael Salaman has served as our Chairman since January 2002 and was our Chief Executive Officer from that date until March 8, 2006. Mr. Salaman has over 20 years experience in the area of new product development and mass marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing Company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Internet company called American Interactive Media, Inc., a developer of set-top boxes and ISP services. In 2002, Mr. Salaman founded Creative as a marketing and distribution company.

Kenneth Brice. Kenneth P. Brice is our chief financial officer and has been associated with us since June 2005. Mr. Brice is currently president of CFO Resources, Inc., a New Jersey based firm that he founded in January 1994 that provides accounting services to small and medium sized companies. From February 1995 to May 2003, Mr. Brice, through CFO Resources, also served as interim Chief Financial Officer of F. Brinn and Associates, a New York based firm that specializes in finding employment opportunities for individuals on welfare and public assistance. Prior to that, Mr. Brice worked in senior financial roles at Automatic Data Processing, Inc., where he was Group Controller for Employer Services; Interim Services, Inc., where he was Corporate Controller; Digital Solutions, Inc. and Hydromer, Inc. where he was Chief Financial Officer. Mr. Brice graduated from the University of Miami in 1973 with a Bachelors degree in accounting.

Except as described below, none of our directors, officers, promoters or control persons, if any, during the past five years was, to the best of our knowledge:

•	A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;

•	Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and

•	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

As described in more detail above, in 1994 our Chairman, Michael Salaman, entered into a FTC consent decree resulting from past telemarketing activities and the distribution of customer lists and credit card information while he was with a different company. Mr. Salaman as a party to the FTC consent decree, whether acting in his capacity as an officer of our company or otherwise, is also required to maintain compliance with the same and is subject to an injunction and substantial civil monetary penalties if there should be any failure for him to comply.

Significant Employee

Domenico De Luca. Domenico F. De Luca is our Vice President of Sales and has been associated with us since August 2005. Mr. De Luca is the founder of Affinity Products, Inc. and has served as its President and CEO since its inception in January 1992. Affinity Products, Inc. is a company specializing in sales, marketing and distribution of health care, vitamins and nutritional and general merchandise products. Mr. De Luca also serves as President of Affinity Packaging, a contract packaging company. Mr. De Luca is also currently the Vice President of DDAGCO, Inc., a Canadian corporation in the business of manufacturing oral film strips, IE breath strips and cough and cold strips. Prior to forming Affinity Products Inc., Mr. De Luca was the Vice President of Cardinal Laboratories, a national manufacturer of dental appliances, from 1982 to 1992.

Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of three individuals. James Robb is the only member of our Board of Directors that is independent as defined in the Marketplace Rules of The Nasdaq Stock Market.

During the fiscal year ended December 31, 2005, our board of directors did not meet in person, but acted by unanimous written consent on five occasions. During the 2005 fiscal year, our Board consisted of two persons, Michael Salaman and Scott Perlstein. Mr. Salaman is the brother in law of Mr. Perlstein.

Due to the fact that our Board currently consists of three persons, only one of whom is independent, we have not formally constituted any Board committees, including an audit committee. None of our current directors qualifies as an ‘‘audit committee financial expert’’ as defined in Item 401 under Regulation S-B of the Securities Act of 1933. In connection with our transition to being a reporting company we are actively seeking to expand our Board membership to include a majority of independent directors, including at least one person that satisfies the definition of ‘‘financial expert.’’

The board did not adopt any modifications to the procedures by which security holders may recommend nominees to its board of directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding Common Stock (collectively, ‘‘Reporting Persons’’) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2005 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements.

Code of Ethics

Due to the fact that we recently became a reporting company and are currently seeking to expand our board of directors so that our independent directors comprise a majority of our board members, we have not currently adopted a Code of Ethics. We intend to adopt a Code of Ethics, as defined by Rule 406 of Regulation S-B, promptly upon the election of additional independent members to our board of directors.

Item 10.  Executive compensation.

Summary of Cash and Certain Other Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2005, 2004 and 2003 to each of our named executive officers.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Salaman,	2005	$209,000	$0	$0	$0	0	$0	$0
President and	2004	$10,000	$0	$0	$0	0	$0	$0
Chief Executive Officer*	2003	$0	$0	$0	$0	0	$0	$0

* Effective as of March 8, 2006, Mr. Salaman no longer serves as our Chief Executive Officer or President. Mr. Salaman held these positions with us, however, for each of the three full fiscal years required to be disclosed in this Annual Report.

Director Compensation

We do not pay any compensation to our non-employee director for his attendance at board meetings. We have not adopted any retirement, pension, profit sharing, or other similar programs.

Employment Agreements

We have not entered into written employment agreements with any of our executive officers. We have agreed to retain Michael Salaman, our Chairman and former Chief Executive Officer, on a consultancy basis in order to secure his services on our behalf. We are, however, continuing to negotiate the terms of this arrangement and have not yet entered into a definitive agreement with him.

Option/SAR Grants and Exercises

During fiscal 2005, no stock options or stock appreciation rights, or SARs, were granted to or exercised by our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table contains information with respect to the named executive officers concerning options held as of the year ended December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 (1) Exercisable/Unexercisable
Michael Salaman	0	0	150,000/0	$18,000/0

(1) Based upon the closing price ($0.62 per share) of our common stock on December 30, 2005 less the exercise price for the aggregate number of shares subject to the options.

Stock Option Plans

In January 2002, we adopted our Stock Option Plan. Under our stock option plan, we may grant incentive (‘‘ISOs’’) and non-statutory (‘‘Non-ISOs’’) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 1,000,000 shares. The maximum number of shares that may be granted under the plan to any one individual in any one year is 100,000.

Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The ‘‘fair market value’’ will be the closing price of our common stock, as reported by the Pink Sheets, LLC, or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the Board of Directors acting in good faith.

Awards under this plan are made by the Board of Directors or a committee of the Board. The Board (or the committee) shall have full authority to interpret the Stock Option Plan and to establish and amend rules and regulations relating thereto and has the discretion to:

•	determine the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

As of December 31, 2005, 160,000 options were issued and outstanding.

Item 11.    Security Ownership

The following table sets forth the beneficial ownership of our Common Stock as of April 11, 2006, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any ‘‘group’’ as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Unless otherwise stated, the address of each person in the table is 461 Park Avenue South, Suite 303, New York, NY 10016.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership		Percentage of Class (#)
Common	Michael Salaman	2,383,333	(1)	14.7%
Common	Christopher Durkin	0		0%
Common	James Robb	853,775		5.3%
Common	Kenneth Brice (2) c/o CFO Resources, Inc. 521 Executive Drive Princeton, N.J. 08450	0		0%
Common	Arno NA 500 West 37th Street New York, NY 10018 (3)	1,000,000		6.2%
Common	All directors and executive officers as a group (4 persons)	3,237,108	(1)	20.0%

(1)	Includes an option to purchase 150,000 shares of our common stock granted on January 18, 2002 under our Stock Option Plan.

(2)	Mr. Brice is serving as our Chief Financial Officer in a part-time capacity.

(3)	Arno NA is controlled by Mr. Michael Wahl, who has the power to dispose of, sell and vote the securities.

#	Percentages are based on 16,105,000 shares issued and outstanding as of April 11, 2006.

Item 12.    Certain Relationships and Related Transactions.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-KSB captioned ‘‘Executive Compensation.’’

As of March 20, 2006, our Chairman and former Chief Executive Officer and three separate unaffiliated accredited investors provided us with a loan in the aggregate principal amount of $442,000, of which $242,000 was provided by our Chairman. We issued these investors a convertible promissory note which is convertible into securities we may issue in any financing transaction that we consummate during the term of the Notes. The Notes are due one year from the date of issuance and accrue interest at the rate of 10% per annum, payable upon maturity. The Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the investors are accredited investors with access to material information about the company and we did not use any form of general solicitation. The Notes are restricted securities under the terms of the Securities Act of 1933 and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

We have agreed to retain Michael Salaman, our Chairman and former Chief Executive Officer, on a consultancy basis pursuant to which he will provide us with marketing and product development advice and act as an advisor to our Chief Executive Officer. We are, however, continuing to negotiate the terms of this arrangement and have not yet entered into a definitive agreement with him.

In February 2004, we issued a total of 1,000,000 shares of our common stock to our former Chief Executive Officer in consideration of his agreement to convert a total amount of $270,000 of outstanding indebtedness we had to him and his agreement to pay an additional amount of $25,329, which was repaid during the quarter ended March 31, 2005. This note bears interest at 4.0 percent per annum and the interest expense net of interest income for the year ended December 31, 2004 was $1,745.

In addition, we obtained a $500,000 letter of credit with Wachovia bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our former Chief Executive Officer and bore interest at a rate of 7.5% per annum. As described above, this letter of credit was supported by a demand loan with Madison Bank and our obligations have been transferred directly to this bank.

We compensate our Chief Financial Officer at the rate of $5,000 per month based on a consulting arrangement. We have not entered into a written agreement with our Chief Financial Officer.

Item 13.    Exhibits

The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002)
3.2	By-laws (filed as Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).
4.2	Form of Warrants Issued March 30, 2004 (filed as Exhibit 4.2 to Registration Statement on Form 10-SB filed with the Commission on May 13, 2005).
4.3	Form of Convertible Debentures issued during 2005 fiscal year (filed as Exhibit 4.3 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).
4.4	Form of Warrant issuable upon conversion of Convertible Debentures (filed as Exhibit 4.4 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).
4.5	Form of Warrant issued in Private Sales of Securities (filed as Exhibit 4.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).
4.6	Form of Convertible Note issued to our Chairman and certain other individuals as of March 20, 2006 (filed as Exhibit 4.6 to Registration Statement on Form 10-SB/A filed with the Commission on March 23, 2006).

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).
10.2#	Agreement with Jamnica, d.d., as amended, dated July 21, 2004 (filed as Exhibit 10.2 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).
10.3#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).
10.4#	Agreement with InterHealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).
10.5#	Agreement with Big Geyser, Inc., dated December 14, 2004 (filed as Exhibit 10.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).
10.6(1)	2002 Stock Option Plan and Form of Option Award (filed as Exhibit 10.6 to Registration Statement on Form 10-SB filed with the Commission on May 13, 2005).
10.7	Demand Note held by Madison Bank (filed as Exhibit 10.7 to Registration Statement on Form 10-SB/A filed with the Commission on December 16, 2005).
10.8	Lease Agreement dated September 12, 2005 between the Company and Rose Hill Property Assoc., Inc. (filed as Exhibit 10.8 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).
10.9*#	Agreement with Exclusive Beverage Distributors dated March 20, 2006 ..
21*	Subsidiaries of Small Business Issuer.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management plan or contract.

Item 14.    Principal Accountant Fees and Services.

We have selected Connolly, Grady & Cha, PC, as our independent accountants for the current fiscal year. The audit services to be provided by Connolly, Grady & Cha consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by Connolly, Grady & Cha. The following table presents fees for professional audit services rendered by Connolly, Grady & Cha for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2005 and 2004. Fees for professional services by our independent auditors for the fiscal years 2005 and 2004 in each of the following categories are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees (1)	$25,000	$9,030
Audit-Related Fees	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$25,000	$9,030

(1)	Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories.

We have determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

As our Board of Directors currently consists solely of three individuals, only one of whom is independent, the engagement of our independent accountants and auditors is approved by our Board of Directors acting as the audit committee. Accordingly, our entire Board, he has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2005, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm.

Creative Enterprises International Inc.
and Subsidiary

Consolidated Financial Statements

December 31, 2005

Creative Enterprises International, Inc.
and Subsidiary
December 31, 2005

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
Creative Enterprises International, Inc. and Subsidiary
461 Park Avenue South
New York, NY 10016

We have audited the accompanying consolidated balance sheet of Creative Enterprises International, Inc. (a Nevada Corporation) and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Enterprises International, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Connolly, Grady & Cha, P.C. Certified Public Accountants

Philadelphia, Pennsylvania

April 6, 2006

Creative Enterprises International, Inc. and Subsidiary
Consolidated Balance Sheet

ASSETS

	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$76,780	$3,326
Accounts receivable	71,877
Inventory	193,082
Prepaid expenses	97,878
Total current assets	439,617	3,326
FIXED ASSETS
Fixed assets	138,833	17,491
Accumulated depreciation	(18,439)	(4,535)
Total fixed assets	120,394	12,956
OTHER ASSETS	11,790
TOTAL ASSETS	$571,801	$16,282

Creative Enterprises International, Inc. and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$106,216	$62,500
Accounts payable	516,255	173,667
Accrued interest payable	204,504	2,370
Line of credit	314,533
Advances		507,750
Current portion of convertible notes	177,000
Total current liabilities	1,318,508	746,287
LONG TERM LIABILITIES
Long-term debt, net of current portion	20,320
Convertible notes payable, net of current portion	2,459,000
Total long term liabilities	2,479,320
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 50,000,000 shares authorized, 15,115,000 shares issued and outstanding at December 31, 2005 and 12,977,500 issued and outstanding at December 31, 2004	15,115	12,977
Stock subscriptions receivable		(25,324)
Additional paid-in capital	4,754,303	3,847,941
(Deficit) accumulated during the development stage	(7,995,445)	(4,565,599)
Total stockholders’ deficit	(3,226,027)	(730,005)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$571,801	$16,282

See accompanying notes and accountant’s report.

Creative Enterprises International, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004*	2003
Revenue – net	$514,146	$11,704	$26,276
Cost of goods sold	456,270	49,484	26,276
Gross profit	57,876	(37,780)
Expenses
Marketing and advertising	1,307,186	604,490	309,076
General and administrative	1,950,320	506,046	387,173
Total expenses	3,257,506	1,110,536	696,249
Net (loss) from operations	(3,199,630)	(1,148,316)	(696,249)
Other income (expense)
Loss on disposition of fixed assets
Interest expense	(230,216)	(40,620)	(4,962)
Interest income
Total other expense	(230,216)	(40,620)	(4,962)
Income Taxes
Current	-0-	-0-	-0-
Deferred	-0-	-0-	-0-
Total income taxes	-0-	-0-	-0-
Net (Loss)	$(3,429,846)	$(1,188,936)	$(701,211)
(Loss) per common share	$(.26)	$(.10)	$(.08)

* Restated for comparative purposes.

See accompanying notes and accountant’s report.

Creative Enterprises International, Inc. and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable		Accumulated Deficit
	Shares	Amount
Balance, December 31, 2003	8,817,500	$8,817	$2,924,101	$		$(3,376,663)
Issuance of common stock forcash at $.27 per share	906,189	906	243,765
Issuance of common stock for subscription receivable at $.27 per share	93,811	94	25,235		(25,329)
Issuance of common stock for cash at $.20 per share	205,000	205	40,795
Issuance of common stock for cash at $.10 per share	1,100,000	1,100	108,900
Issuance of common stock for cash at $.15 per share	200,000	200	29,800
Issuance of common stock for cash at $.20 per share	230,000	230	45,770
Issuance of common stock for services rendered at $.25 per share	1,000,000	1,000	249,000
Issuance of common stock for services rendered at $.42 per share	200,000	200	83,800
Issuance of common stock for cash at $.20 per share	125,000	125	24,875
Issuance of common stock for services rendered at $.72 per share	100,000	100	71,900
Net loss for the year ended December 31,2004						(1,188,936)
Balance, December 31, 2004	12,977,500	$12,977	$3,847,941		$(25,329)	$(4,565,599)

(Continued)

Creative Enterprises International, Inc. and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2004	12,977,500	$12,977	$3,847,941	$(25,329)	$(4,565,599)
Issuance of common stock for services rendered at $.20 per share	125,000	125	24,875
Repayment of stock subscription				25,329
Issuance of shares as incentive for bridge at $1,00 per share	52,000	52	51,948
Conversion of convertible debt into common shares at $.40 per share	1,338,000	1,338	533,862
Stock issued for consulting services at $.83 per share	110,000	110	91,190
Issuance of common stock for cash at $.40 per share	512,500	513	204,487
Net loss for the 12 months ended December 31, 2005					(3,429,846)
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$0	$(7,995,445)

See accompanying notes and accountant's report.

Creative Enterprises International, Inc. and Subsidiary
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,429,846)	$(1,188,936)	$(701,211)
Loss from disposition of fixed assets
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services		406,000	187,500
Changes in operating assets and liabilities:
Depreciation	13,904	2,392	2,143
(Increase) decrease in:
Accounts receivable	(71,877)		8,644
Inventories	(193,082)	14,517	122,406
Prepaid expenses	(97,878)
Other assets	(11,790)
Increase (decrease) in:
Accounts payable	342,588	(35,018)	100,685
Accrued interest	202,134
Net cash used in operating activities	(3,245,847)	(801,045)	(279,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	(121,342)	(2,490)	(15,000)
Net cash used in investing activities	(121,342)	(2,490)	(15,000)

(Continued)

Creative Enterprises International, Inc. and Subsidiary
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from stockholders loans (net)	$25,324	$(287,052)	$148,996
Issuance of common stock	1,830	522,000	125,000
Contributed capital	906,670		22,500
Proceeds from convertible debenture, net of conversions	2,636,000
Proceeds (payments) from advances	(507,750)	507,750
Proceeds from line of credit	314,533
Proceeds from long-term debt	64,036	62,500
Net cash provided in financing activities	3,440,643	805,198	296,496
NET INCREASE IN CASH	73,454	1,663	1,663
Cash and cash equivalents, beginning of period	3,326	1,663	0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,780	$3,326	$1,663

SUPPLEMENTAL SCHEDULE OF NONCASH

INVESTING AND FINANCING ACTIVITIES

For the year ended December 31, 2005

None

For the year ended December 31, 2004

None

For the year ended December 31, 2003

None

See accompanying notes and accountant's report.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

1.	ORGANIZATION AND OPERATIONS

Creative Enterprises International, Inc. (the ‘‘Company’’), formerly Inland Pacific Resources, Inc. Sahara Gold Corporation and Parvin Energy, Inc. was organized June 20, 1984 as a Utah Corporation. On July 26, 1985, the Company changed its domicile to a Nevada Corporation.

On December 18, 2001 the Company entered into an agreement and plan of reorganization with Creative Enterprises, Inc. where Creative Enterprises, Inc. stockholders acquired 7,500,000 shares of voting common stock of Creative Enterprise International, Inc. in exchange for 7,500,000 shares of voting common stock of Creative Enterprises, Inc. The 7,500,000 shares of Creative Enterprise International, Inc. shares were to be issued as follows: 2,500,000 shares at closing, 2,500,000 shares if Creative Enterprises International, Inc. revenues reached 7.5 million for the year ended December 31, 2002 and the final 2,500,000 shares to be issued if Creative Enterprises International, Inc. revenues reached 15 million for the year ended December 31, 2003. These goals were not achieved and the 5,000,000 shares to be issued were retired. The effect of this agreement and reorganization was to make Creative Enterprises, Inc. a wholly-owned subsidiary of Creative Enterprises International, Inc.

The Company has one wholly owned subsidiary, Creative Enterprises, Inc. formed in fiscal 2001. Creative Enterprises, Inc. owns Creative Partners International, LLC formed in fiscal 2001. The Company is a marketing company that promotes and wholesales unique consumer products including brands such as Jana, a premium artesian bottled water product which recently won the prestigious 2005 Eauscar Award for ‘‘highest quality’’ at the Aqua-Expo in Paris, France; Skinny Water which is a bottled water enhanced with all-natural appetite suppressant that helps people maintain and loose weight; and others. The Company has secured an exclusive North American license and distributor agreement with Jamnica, d.d. for Jana water and has obtained the exclusive licensing rights to Skinny Water. The term of the agreement with Jamnica is for an initial term of one year from the date the Company receives certain government approvals; this agreement automatically renews thereafter subject to the Company’s achievement of revenue targets. The term of the agreement with Peace Mountain for the licensing rights of Skinny Water is for three years and self renews each year unless terminated. The Company has an agreement with InterHealth Neutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water. The term of this agreement is into perpetuity unless canceled by either party.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through sales of its common stock or through loans from shareholders. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Basis of Consolidation

The consolidated financial statements include the accounts of Creative Enterprises International, Inc. and Creative Enterprises, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns. Revenues generated up to December 31, 2004 are related to product lines that have been discontinued.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Depreciation

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years. Depreciation is computed on the straight line method for financial reporting and income tax purposes.

Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the years ended December 31, 2005 and 2004.

Inventories

Inventory consist of finished goods and are stated at the lower of cost or market determined by the first-in, first-out method.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 123 (Revised 2004), Share-Based Payment, became effective for periods after June 15, 2005. The revision to FAS 123 requires financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision requires financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. The Company has adopted FASB No. 123 and the results are reflected in the current financial statements.

FASB Statement No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4, sets forth certain costs related to inventory that must be included as current period costs. This statement became effective for periods beginning after June 15, 2005 and is not expected to materially impact the Company.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 became effective for periods beginning after June 15, 2005 and is not expected to materially impact the Company.

FASB Interpretation No. 46, Accounting for Conditional Asset Retirement Obligations was issued in March 2005 and is not expected to materially impact the Company. Through December 31, 2005, no assets acquired by the Company fall within this interpretation.

In March 2005, the FASB issued FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations.’’ This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation shall be effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections’’, a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’, and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied to all other periods, this Statement requires that the new accounting principal be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

5.	ADVANCES

Advances consist of monies received from unrelated parties for the purpose of purchasing convertible debentures. The convertible debentures were issued January 3, 2005.

6.	RELATED PARTY TRANSACTIONS

In February 2004, an officer and shareholder purchased 1,000,000 shares of stock by converting 244,671 of shareholders loans owed from the Company and creating a $25,239 stock subscriptions receivable to the Company. This amount was paid in full on September 30, 2005.

7.	CONVERTIBLE DEBENTURES

Through December 31, 2005, the Company raised an aggregate amount of $3,171,200 ($2,663,450 was raised this fiscal year, $507,750 was raised during fiscal year 2004) from the sale of our convertible debentures to accredited investors in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each $40,000 debenture is convertible into a Conversion Unit consisting of 100,000 shares of our common stock and 100,000 common stock purchase warrants. Both the common stock and the warrants are issued only upon the conversion of the convertible debenture into the appropriate number of common shares. Accordingly, APB 14 does not apply. The initial conversion price is $0.40 per share. The conversion price is subject to adjustment in the event we subdivide, combine or reclassify our common stock into a greater or lesser number of shares (as the case may be) or make a dividend or distribution to stockholders in shares of common stock. Each debenture will mature two years from the date of issuance unless previously converted. Interest is earned on each debenture at the rate of 10% per annum. Interest shall be paid in full at the maturity date or such earlier date on which the principal is paid to the holder or on which the debenture is converted or exchanged pursuant to its terms. The accrued but unpaid interest on each debenture shall be payable in cash or in interest shares, at the option of the Company, so long as there is an effective registration statement providing for the resale of the interest shares. The Company may, at its option, prepay some or all of the debentures upon not less than thirty (30) days nor more than sixty (60) days prior written notice at a prepayment price equal to the principal amount of the debentures to be prepaid, together with accrued and unpaid interest thereon through the date of prepayment.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

7.	CONVERTIBLE DEBENTURES (Continued)

The raise includes an aggregate of approximately $2.4 million of convertible debentures that were subject to a rescission offer which expired on October 31, 2005 and our sale of an additional $165,000 of convertible debentures that were offered concurrently with the rescission offer. Holders of an aggregate of $160,000 of convertible debentures principal amount of convertible debentures elected to accept our rescission offer. These rescissions were paid on October 7, 2005.

At December 31, 2005, holders of $535,200 of these debentures converted to 1,338,000 shares of the Company’s common stock.

Should the investors not convert their remaining debentures, the Company would have to pay the holders as follows:

Year 1	$177,000
Year 2	$2,459,000

8.	SALE OF SECURITIES

The Company raised a total of $205,000 during the quarter ended December 31, 2005 to accredited investors from the sale of 512,5000 shares of its common stock at $.40 per share. These shares also included a 5 year warrant attached for each share, a total of 512,500 warrants.

9.	LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. The Company borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand.

10.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004.

	2005	2004
Note payable to an individual unsecured, payable on demand, including interest at 15% due August 2006.	$100,000	$62,500
Notes payable to GMAC, secured by equipment payable in 60 monthly payments of $418.40, including interest at 6.09% payable through October 2009.	26,536	-0-
	126,536	62,500
Less current	106,216
	$20,320	$62,500

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

10.	LONG-TERM DEBT (Continued)

Future maturities of long-term debt for the years ending December 31 are as follows:

Year Ending December 31,	Amount
2006	$5,021
2007	5,021
2008	5,021
2009	5,257
$20,320

Creative Enterprises International, Inc. and Subsidiary paid interest of $9,925 and $5,264 for the years ended December 31, 2005 and 2004, respectively.

11.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

12.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes’’. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards on which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards The net deferred tax assets and the offsetting valuation allowance of the same amount is undeterminable for the 12 months ended December 31, 2005.

13.	STOCKHOLDERS' EQUITY

At December 31, 2002, the Company had 1,000,000 shares of preferred stock with a $.001 par value, with such rights, preferences and designations to be issued in such series as determined by the board of directors. No shares are issued and outstanding at December 31, 2005.

In December 2001 the Company's board of directors declared a 1 to 16.33 reverse stock split.

In December 2001, the Company acquired 100% of the issued and outstanding shares of Creative Enterprises Inc. It was a stock for stock exchange.

At December 31, 2005, the Company had 50,000,000 shares of common stock authorized par value $.001. Shares outstanding December 31, 2005 was 15,115,000.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

14.	STOCK OPTIONS

Under the Company's stock option plan the Company may grant incentive and non statutory options to employees, non employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 1,000,000 shares. The maximum number of shares that may be granted under the plan to any one individual in any one year is 100,000. Awards under this plan are made by the Board of Directors or a committee of the Board.

Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 18, 2002, the Company issued options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at $.50 per share. 300,000 options were later returned to the Company and cancelled. As of December 31, 2004 only 150,000 options were outstanding.

15.	STOCK PURCHASE WARRANTS

In March 2004, the Company granted 1,000,000 warrants to purchase its common stock for a purchase price of $.20 per share to an investor in connection with an investment in the Company. The warrants grant the holder the right to purchase common stock from the date of the grant to March 2012. Subsequently, in February 2005, an additional 100,000 warrants were granted to distributor for a purchase prince of $.40 per share as an incentive to enter into an exclusive marketing agreement for New York. The warrants can be exercised at the purchase price of $.40 any time from the date of grant through February 2013.

During the quarter ended December 31, 2005, the Company issued 1,338,000 warrants to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $0.75 each.

16.	STOCK-BASED COMPENSATION

As more fully described in Note 10, Stock Options and Note 11, Stock Purchase Warrants, Creative Enterprises International, Inc. has stock options and stock warrants awards that may be granted to employees and non employees. Creative Enterprises International, Inc. applies APB Opinion 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its long-term incentive plans. The exercise of stock options and warrants is set on the grant date and may not be less then the fair market value per share on that date and not less than 110% of the fair market value for 10% or more stockholders. Stock options have a term of up to 10 years and stock warrants have a term of up to 8 years.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

16.	STOCK-BASED COMPENSATION (Continued)

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ‘‘Accounting for Stock-based Compensation’’, to stock based employees compensation:

	2004	2003
Net loss, as reported	$(1,188,936)	$(701,211)
Deduct: Stock-based employee compensation Expense determined under fair value based Methods for stock options, net of related tax Effects.	315,611
Proforma, net income	(1,504,547)	(701,211)
Net loss per share
Basic, as reported	(.10)	(.08)
Basic, pro forma	(.13)	(.08)

Dilutive loss per share was not presented, as the Company as of December 31, 2004 and 2003 issued options and as of December 31, 2004 issued warrants which would have had an antidilutive effect on earnings.

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of December 31, 2005 and 2004 issued 150,000 options and 1,100,000 options which would had an antidilutive effect on earnings.

	2004	2003
Loss from continuing operations available to common stockholders	$(3,429,846)	$(1,188,936)
Weighted average of common shares outstanding used in earnings per share during the period	13,178,000	11,401,251
Loss per common shares	(.26)	(.10)

18.	STOCK COMPENSATION

In December 2002 an officer and stockholder converted $200,000 of debt into 400,000 shares of the Company's stock. The Company's stock was trading at 3.60 at the date of conversion but the officer and stockholder paid $.50 per share creating stock compensation to the officer and stockholder of $1,240,000.

In February 2004, an officer and stockholder converted 270,000 of debt into 1,000,000 shares of the Company’s stock. This transaction created an amount due to the Company from shareholder of $25,329 which was subsequently paid back on September 30, 2005.

19.	SUBSEQUENT EVENTS

On January 19, 2006, the Company received a demand for arbitration filed by our New York distributor. The demand is seeking damages of $179,236 including all fees. The Company is rigorously fighting this demand and does not feel it has merit.

During the quarter ending March 31, 2006, the Company has raised an additional $275,000 through the sale of 687,500 shares of its common stock of $0.40 per share to accredited investors.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005

19.	SUBSEQUENT EVENTS (Continued)

As of March 20, 2006, the Company’s chairman and former chief executive officer and three separate unaffiliated accredited investors provided the Company with a loan in the aggregate principal amount of $442,000, of which $242,000 was provided by our chairman. The Company issued these investors a convertible promissory note which is convertible into securities the Company may issue in any financing transaction that we consummate during the term of the notes. The notes are due one year from the date of issuance and accrue interest at the rate of 10% per annum, payable upon maturity.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Creative Enterprises International, Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006

CREATIVE ENTERPRISES INTERNATIONAL, INC.

By:   /s/ Christopher Durkin

Christopher Durkin President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Durkin	Chief Executive Officer, President and Director	April 14, 2006

Christopher Durkin

/s/ Michael Salaman	Chairman of the Board of Directors	April 14, 2006

Michael Salaman

/s/ James Robb	Director	April 14, 2006

James Robb

/s/ Kenneth Brice	Chief Financial Officer and Principal Accounting Officer	April 14, 2006

Kenneth Brice