Form 10QSB
period 2006-03-31
CREATIVE ENTERPRISES INTERNATIONAL INC
filed 2006-05-22
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

Commission File No.    0-51313

Creative Enterprises International, Inc.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	23-3100268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

461 Park Avenue South, Suite 303 New York, NY	10016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 868-5262

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 16,505,000 shares of common stock, $0.001 par value, issued and outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes      No

PART I – FINANCIAL INFORMATION

ii

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the ‘‘Risk factors’’ section in our Annual Report on Form 10-KSB for the year ended December 31, 2005. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words ‘‘may,’’ ‘‘would,’’ ‘‘could,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘plan,’’ and ‘‘estimate,’’ as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

iii

Part I

Item 1.	Financial Statements

Creative Enterprises International, Inc. and Subsidiary
Consolidated Balance Sheet – UNAUDITED
March 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$71,596
Accounts receivable	199,684
Inventory	273,395
Other current assets	7,903
Prepaid Expenses	46,617
Total Current Assets	599,195
FIXED ASSETS
Fixed Assets	139,375
Accumulated Depreciation	(23,588)
Total Fixed Assets	115,787
OTHER ASSETS
Security Deposits	11,790
TOTAL ASSETS	$726,772

See accompanying notes.

Creative Enterprises International, Inc. and Subsidiary
Consolidated Balance Sheet – UNAUDITED
March 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	520,248
Accrued expenses	29,914
Accrued interest	274,219
Current portion of convertible debentures	412,000
Line of Credit	314,533
Notes payable	442,000
Current maturities of long term debt	149,436
Total current liabilities	2,142,350
LONG TERM LIABILITIES
Long-term debt, net of current portion	21,346
Convertible Debentures	2,103,000
Total long term liabilities	2,124,346
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value, 50,000,000 shares authorized, 16,105,000 issued and outstanding	16,105
Additional Paid in Capital	5,149,313
Accumulated (Deficit)	(8,705,342)
Total stockholders' deficit	(3,539,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$726,772

See accompanying notes

Creative Enterprises International, Inc. and Subsidiary
Consolidated Statement of Operations – UNAUDITED

	For the 3 months ended March 31,
	2006	2005
Revenue – Net	$320,436	$—
Cost of goods sold	293,470	0
Gross Profit	26,966	(0)
Expenses
Marketing and Advertising	76,994	93,615
General and Administrative	583,343	173,341
Total Expenses	660,337	266,956
Net (loss from operations)	(633,371)	(266,956)
Other income (expense)
Interest expense	$(76,526)	$—
Total other expenses	(76,526)	—
Net Loss	$(709,897)	$(266,956)
(Loss) per common share	$(0.05)	$(0.03)

See accompanying notes

Creative Enterprises International, Inc. and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Three Months Ended March 31, 2006

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2004	12,977,500	$12,977	$3,847,941	($25,329)	($4,565,599)
Issuance of common stock for services rendered at $.20 per share	125,000	125	24,875
Repayment of stock subscription				25,329
Issuance of shares as incentive for bridge at $1.00 per share	52,000	52	51,948
Conversion of convertible debt into common shares at $.40 per share	1,338,000	1,338	533,862
Stock issued for consulting services at $.83 per share	110,000	110	91,190
Issuance of common stock for cash at $.40 per share	512,500	513	204,487
Net loss for the 12 months ended December 31, 2005					(3,429,846)
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$0	($7,995,445)
Conversion of convertible debt into Common shares at $.40 per share	302,500	$303	$120,697
Issuance of common stock for cash at $.40 per share	687,500	$687	$274,313
Net loss for the three months ended March 31, 2006					($709,897)
Balance, March 31, 2006	16,105,000	$16,105	$5,149,313	$0	($8,705,342)

See accompanying notes

Creative Enterprises International, Inc. and Subsidiary
Statement of cash flows – UNAUDITED

	For the 3 months ended March 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(709,897)	$(266,956)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities
Depreciation	4,608
(Increase) decrease in:
Accounts receivable	(127,807)
Inventories	(80,313)	(31,590)
Advances	(7,903)
Prepaid expenses	51,261
Increase (decrease) in:
Accounts payable	(4,630)	23,313
Accrued expenses	82,214	2,000
Net cash used in operating activities	(792,467)	(273,233)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(52,750)
Net cash used in investing activities		(52,750)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds (payments) from stockholers loans (net)		(29,987)
Proceeds from convertible debenture	300,000	351,200
Proceeds from notes payable	487,283
Net cash provided in financing activities	787,283	321,213
NET INCREASE IN CASH	(5,184)	(4,770)
Cash and equivalents, beginning of period	76,780	3,326
CASH AND EQUIVALENTS, END OF PERIOD	$71,596	$(1,444)

See Accompanying Notes

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

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
March 31, 2006

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

Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the 3 month periods ended March 31, 2006 and 2005.

Inventories

Inventory consists of finished goods and are stated at the lower of cost or market determined by the first-in, first-out method.

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

FASB Statement No. 123 (Revised 2004), Share-Based Payment, became effective for periods after June 15, 2005. The revision to FAS 123 requires financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision requires financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. The Company has adopted FASB 123 and the results are reflected in the financial statements.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections’’, a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’, and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

6.	PENDING CLAIMS

On January 19, 2006, the Company received a demand for arbitration filed by our New York distributor. The demand is seeking damages of $179,236 including all fees. The Company is vigorously fighting this demand and does not feel it will have a material impact on the financials of the Company.

7.	CONVERTIBLE DEBENTURES

Through March 31, 2006, Company raised an aggregate amount of $3,201,200 ($2,693,450 was raised during fiscal year 2005, $507,750 was raised during fiscal year 2004) from the sale of our convertible debentures to accredited investors in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each $40,000 debenture is convertible into a Conversion Unit consisting of 100,000 shares of our common stock and 100,000 common stock purchase warrants. Both the common stock and the warrants are issued only upon the conversion of the convertible debenture into the appropriate number of common shares. Accordingly, APB 14 does not apply. The initial conversion price is $0.40 per share. The conversion price is subject to adjustment in the event we subdivide, combine or reclassify our common stock into a greater or lesser number of shares (as the case may be) or make a dividend or distribution to stockholders in shares of common stock. Each debenture will mature two years from the date of issuance unless previously converted. Interest is earned on each debenture at the rate of 10% per annum. Interest shall be paid in full at the maturity date or such earlier date on which the principal is paid to the holder or on which the debenture is converted or exchanged pursuant to its terms. The accrued but unpaid interest on each debenture shall be payable in cash or in interest shares, at the option of the Company, so long as there is an effective registration statement providing for the resale of the interest shares. The

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

7.	CONVERTIBLE DEBENTURES (Continued)

Company may, at its option, prepay some or all of the debentures upon not less than thirty (30) days nor more than sixty (60) days prior written notice at a prepayment price equal to the principal amount of the debentures to be prepaid, together with accrued and unpaid interest thereon through the date of prepayment.

The outstanding convertible debentures include an aggregate principal amount of approximately $2.4 million that was subject to a rescission offer which expired on October 31, 2005 and our sale of an additional $165,000 of convertible debentures that were offered concurrently with the rescission offer. Holders of an aggregate of $160,000 of convertible debentures principal amount of convertible debentures elected to accept our rescission offer. These rescissions were paid on October 7, 2005

At March 31, 2006, holders of $791,200 of these debentures converted to 1,978,000 shares of the Company’s common stock.

Should the investors not convert their remaining debentures, the Company would have to pay the holders as follows:

Year 1	$412,000
Year 2	$2,103,000

8.	SALE OF SECURITIES

The Company raised a total of $205,000 during the quarter ended December 31, 2005 to accredited investors from the sale of 512,500 shares of its common stock at $.40 per share. These shares also included a 5 year warrant attached for each share, for a total of 512,500 warrants. Additionally, the company raised an additional $275,000 during the quarter ended March 31, 2006 to accredited investors from the sale of 687,500 shares of its common stock at $.40 per share. These shares included a 5 year warrant attached for each share, for a total of 687,500 warrants.

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

10.	NOTES PAYABLE

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

The company borrowed an additional $45,000 from a note holder during the quarter ended March 31, 2006 bringing the total due this individual to $145,283 due in August 2006. This note accrues interest to the holder at the rate of 15% per annum and is unsecured.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

11.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006

Notes payable to GMAC, secured by equipment payable in 60 monthly payments of $418.40, including interest at 6.09% payable through October 2009.	$25,498
Note payable to an individual unsecured payable on demand, including interest at 15% due August 2006	145,284
Total	170,782
Less: Current Portion	(149,436)
$21,346

Future maturities of long-term debt for the years ending March 31 are as follows:

Year Ending March 31,	Amount
2007	$5,021
2008	5,021
2009	5,021
2010	6,283
$21,346

12.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

13.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS’’) No 109 Accounting for Income Taxes’’. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2006, the Company has available unused operating loss carryforwards on which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards The net deferred tax assets and the offsetting valuation allowance of the same amount is undeterminable for the 3 months ended March 31, 2006.

14.	STOCKHOLDERS' EQUITY

At March 31, 2006, the Company had 50,000,000 shares of common stock authorized par value $.001. Shares outstanding March 31, 2006 was 16,105,000.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

15.	STOCK OPTIONS

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

On January 18, 2002, the Company issued options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled. As of March 31, 2006 only 150,000 options were outstanding.

16.	STOCK PURCHASE WARRANTS

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

During the quarter ended December 31, 2005, the Company issued 1,338,000 warrants to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $0.75 each

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of March 31, 2006 and 2005 issued 150,000 options and 2,438,000 warrants which would have an antidilutive effect on earnings.

	March 31,
	2006	2005
Loss from continuing operations available to common stockholders	($709,897)	($266,956)
Weighted average of common shares outstanding used in earnings per share during the period	15,641,250	9,420,000
Loss per common shares	($.05)	($.03)

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

For cash, the carrying amount is assumed to be a reasonable estimate of fair value.

For accrued interest, amounts are assumed to be a reasonable estimate of fair value.

Based on current borrowing rates, the fair value of convertible notes, notes payable and line of credit approximates their carrying value.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See ‘‘Cautionary Notice Regarding Forward Looking Statements’’ above.

Overview

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

We have had limited operations to date and until 2005our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling bottled waters and dietary supplements. We have generated revenues of $514,146 for fiscal 2005 and $ $321,245 for the quarter ended March 31, 2006and incurred a net loss of $3,429,846 for fiscal 2005 and $709,089 for the quarter ended March 31, 2006. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

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

We have entered into a license and distribution agreement with Jamnica that grants us an exclusive license to distribute Jamnica’s bottled waters in North America. Jamnica, under our license agreement, manufactures the products on our behalf. Our agreement with Jamnica is for an initial term commencing on the date we receive government approvals to distribute the products in the sales territory and continues for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement will automatically renew for additional one year terms provided we satisfy certain sales volume targets. If we are unable to satisfy these targets, Jamnica has the right to either terminate the agreement or to appoint additional distributors in the territory. The occurrence of either of these contingencies may result in a material adverse effect on our results of operations and financial condition. Based on the revenues we have generated from sales of Jana Water and Skinny Water to date, we believe that we will need to revise these provisions of the agreement or risk not achieving these targets. Accordingly, we have begun discussion with Jamnica to revise the agreement. No assurances can be given that we will be able to reach an agreement to modify the contract terms, in which case, Jamnica may have the rights previously described. To date, Jamnica has not notified us that it intends to exercise these rights.

We have also obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. We are focusing on the distribution of Skinny Water in connection with our relationship with Jamnica. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished beverage products. We generally sell these products to national retailers and distributors. We have been focused on, and will continue in 2006 to increase our existing product lines and further develop our markets.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand. Greater distribution and availability, awareness and preference promote long term growth.

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

Effective March 8, 2006, we reorganized our executive management team and elected Messrs. Christopher Durkin and James Robb to serve as members of our board of directors and appointed Mr. Durkin as our Chief Executive Officer and President, replacing Mr. Michael Salaman. In addition, Mr. Scott Perlstein, a member of our board of directors resigned from the board as of such date.

Going Concern and Management Plans

We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, except as discussed below under the caption ‘‘Liquidity and Capital Resources’’ we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Generating sales in the next six to 12 months is important to support our business. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report to our financial statements for the year ended December 31, 2005, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

As of March 20, 2006, we issued convertible notes in the aggregate amount of $442,000 to Michael Salaman, our Chairman and former Chief Executive Officer and three other accredited investors. The notes are convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Notes. The Notes are due one year from the date of issuance and the principal amount of the Notes shall accrue interest at the rate of 10% per annum, payable upon maturity. In April 2006, we made an additional loan of $200,000 to an accredited investor, which is convertible into securities we may issue in any financing transaction that we consummate during the term of the Note. The Note will be due one year from the date of issuance and shall accrue interest at the rate of 4% per annum, payable upon maturity.

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

Results of Operations: Three Months Ended March 31, 2006 compared to March 31, 2005

Revenues for the three months ended March 31, 2006 were $321,245 as compared to no revenue in the first quarter of last year. Our current product line of waters started generating revenue in the quarter ended June 30, 2005. Cost of goods sold was $293,470 for the quarter ended March 31, 2006 as compared to $21,032 incurred during the same period last year. Initial product orders did not occur until May 2005, so the comparison is immaterial. Marketing and advertising costs were $76,994 for the first quarter of 2006 as compared to $72,583 for the first quarter of last year, or an increase of 6%.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $583,343 for the quarter, up 236% over the same period last year. This increase is primarily due to the increase in these general and administrative expenses during the fiscal year 2005 and the quarter ended March 31, 2006. We incurred insignificant amounts of costs associated with the business prior to the third fiscal quarter of our 2005 year. For the quarter ended March 31, 2006, we also incurred additional expenses in connection with operating as a reporting company, which began in December 2005.

Liquidity and Capital Resources

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings.

We have an immediate need for cash to fund our working capital requirements and business model objectives. As of March 31, 2006, we had approximately $1,538,692 in working capital deficit and our cash balance was approximately $71,936. To provide for additional working capital, during the 2005 fiscal year, we raised approximately $2.6 million through private placement of convertible debentures and we have raised an additional $205,000 from the private sale of shares of common stock and warrants to accredited investors. We have also received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $145,000 was outstanding as of March 31, 2006. This loan bears interest at the rate of 15% per annum and is due August 24, 2006.

During the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of shares of common stock and warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. In addition, as of March 20, 2006, we received an aggregate amount of $442,000 in loans made by our former Chief Executive Officer and three additional accredited investors. The principal amount of these loans will be convertible into securities we may issue in any financing transaction that we consummate during the term of the Notes. The Notes will be due one year from the date of issuance and shall accrue interest at the rate of 10% per annum, payable upon maturity. In April 2006, we made an additional loan of $200,000 to an accredited investor, which is convertible into securities we may issue in any financing transaction that we consummate during the term of the Note. The Note will be due one year from the date of issuance and shall accrue interest at the rate of 4% per annum, payable upon maturity.

We believe that net cash on hand as of the date of this Quarterly Report and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of 2 to 4 months. If we are able to meet our operating targets, however, we believe that we will be able to satisfy our working capital requirements.

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

In December 2004, we entered into an exclusive five year agreement with Big Geyser, Inc., to distribute our products in the New York City market. However, as described above, we terminated this agreement in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations. However, Big Geyser is disputing our ability to terminate the agreement for cause and has filed a notice of arbitration against us with the American Arbitration Association seeking damages. An adverse outcome in this matter could adversely affect our financial condition and results of operations. See ‘‘Legal Proceedings’’ at Item 1 of Part II of this Quarterly Report for additional information.

Break Even and Profitability

As of December 31, 2005, our financial plan showed that based on current wholesale prices and costs of its products, will require sales of approximately 54,000 cases per month to break even, excluding marketing and sales expenses which are considered investments and classified separately on our financial statements. Based on our current business arrangements, we expect to meet that goal by the end of the fourth quarter of fiscal 2006 or first quarter of 2007. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during this year.

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

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2005 fiscal year and an additional $75,000 during the first quarter of 2006 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S., including Safeway, GNC and Target. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. In addition, in December 2005, Jamnica provided us with a $100,000 capital commitment towards our marketing and advertising efforts.

Purchase or sale of plant or significant equipment

As of the date of this Quarterly Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of March 31, 2006 we have thirteen employees including, our Chief Executive Officer. Eight of our employees are dedicated sales representatives and three employees are administrative support. We have engaged our Chief Financial Officer on an at-will basis and he currently provides accounting and financial reporting services on a part-time basis. We compensate our Chief Financial Officer at the rate of $5,000 per month and have not entered into a written agreement with him.

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

Recent Accounting Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment, became effective for periods after June 15, 2005. The revision to FAS 123 requires financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision requires financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. We have adopted FASB 123 and the results are reflected in the financial statements.

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

FASB Interpretation No. 46, Accounting for Conditional Asset Retirement Obligations was issued in March 2005 and is not expected to materially impact our company. Through December 31, 2005, no assets that we acquired fall within this interpretation.

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

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections’’, a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’, and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied to all other periods, this Statement requires that the new accounting principal be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement is not expected to have a material impact on our financial statements.

Item 3.	Controls and Procedures.

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

Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On January 19, 2006 we received a demand for arbitration filed by Big Geyser, Inc. arising out of our determination to terminate the distribution agreement with Big Geyser. In its demand, Big Geyser has claimed that Creative Enterprises wrongfully terminated the distribution agreement and is obligated to pay Big Geyser a termination fee and is seeking additional costs, including attorneys’ fees. The total damages being sought by claimant is $175,236. The arbitration demand was filed with the American Arbitration Association in New York, New York. Although we are continuing settlement negotiations with Big Geyser in an effort to resolve this matter, In April 2005, we responded to the claim alleged by Big Geyser and filed a counterclaim alleging damages of approximately $64,000 based on breach of various clauses of the agreement. The parties have served each other with discovery requests and a hearing is currently scheduled for August 15, 2006. We intend to vigorously defend this claim. Management does not expect this demand to have a significant impact on the Company’s financials.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

During the current fiscal year, the holders of an aggregate amount of $256,000 of convertible debentures elected to convert their debentures into shares of common stock and warrants. Pursuant to this conversion, we issued an aggregate amount of 640,000 shares of common stock and warrants to purchase an additional 640,000 shares of common stock to these holders pursuant to the terms of the debentures. The warrants issued upon conversion are exercisable for a period of three years at a per share exercise price of $0.75. The conversion price of the debentures was $0.40 per share. The conversion of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) under the Act.

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

As of April 14, 2006, we issued a convertible note in the aggregate principal amount of $200,000 to an individual accredited investor. The Note is convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Note. The Note will be due one year from the date of issuance and the principal amount of the Notes shall accrue interest at the rate of 4% per annum, payable upon maturity. The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the holder is an accredited investor with access to material information and the securities were issued without any form of general solicitation or general advertising. The Note is a restricted security under the terms of the Securities Act of 1933 and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

Stock Repurchases

During 2005, we did not repurchase any shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
4.1	Form of Convertible Note issued to our Chairman and certain other individuals as of March 20, 2006	10-SB/A	3/23/06	4.6
4.2	Form of Warrant issued in Private Sales of Securities	10-SB/A	2/8/06	4.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1 #	Agreement with Exclusive Beverage Distributors dated March 20, 2006.	10-KSB	4/14/06	10.9
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE ENTERPRISES INTERNATIONAL, INC.
May 22, 2006	By:	/s/ Christopher Durkin
Christopher Durkin Chief Executive Officer
May 22, 2006	By:	/s/ Kenneth Brice
Kenneth Brice Chief Financial Officer