Form 10QSB
period 2006-06-30
CREATIVE ENTERPRISES INTERNATIONAL INC
filed 2006-08-18
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 16,105,000 shares of common stock, $0.001 par value, issued and outstanding as of August 18, 2006.

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

ii

Part I

Item 1.    Financial Statements

Creative Enterprises International, Inc. and Subsidiary
June 30, 2006

Contents

Page
Financial Statements
Consolidated Balance Sheet, June 30, 2006	2-3
Consolidated Statements of Operations
For the Three Months Ended June 30, 2006 and 2005 and
For the Six Months Ended June 30, 2006 and 2005	4
Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2006	5
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005	6
Notes to Consolidated Financial Statements	7-14

Creative Enterprises International, Inc. and Subsidiary
Consolidated Balance Sheet – UNAUDITED
June 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,265
Accounts receivable	267,617
Inventory	321,827
Other current assets	2,729
Prepaid Expenses	42,069
Total Current Assets	650,507
FIXED ASSETS
Fixed Assets	140,382
Accumulated Depreciation	(28,738)
Total Fixed Assets	111,644
OTHER ASSETS
Security Deposits	11,790
TOTAL ASSETS	$773,941

See accompanying notes.

Creative Enterprises International, Inc. and Subsidiary
June 30, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT – UNAUDITED

CURRENT LIABILITIES
Accounts payable	$664,574
Accrued expenses	29,916
Accrued interest	358,226
Current portion of convertible debentures	1,037,000
Line of Credit	314,533
Settlements Payable	40,000
Notes Payable	692,000
Current maturities of long term debt	150,304
Total current liabilities	3,286,553
LONG TERM LIABILITIES
Long-term debt, net of current portion	21,932
Convertible Debentures	1,478,000
Total long term liabilities	1,499,932
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value, 50,000,000 shares authorized, 16,105,000 issued and outstanding	16,105
Additional Paid in Capital	5,149,313
Accumulated (Deficit)	(9,177,962)
Total stockholders' deficit	(4,012,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$773,941

See accompanying notes.

Creative Enterprises International, Inc. and Subsidiary
Consolidated Statement of Operations – UNAUDITED

	For the 3 months ended June 30,		For the 6 months ended June 30,
	2006	2005	2006	2005
Revenue – Net	$285,662	$95,651	$602,469	$95,652
Cost of goods sold	150,912	37,219	440,753	58,251
Gross Profit	134,750	58,432	161,716	37,401
Expenses
Marketing and Advertising	104,743	285,814	181,737	358,398
General and Administrative	411,181	283,888	994,526	457,229
Total Expenses	515,924	569,702	1,176,263	815,627
Net (loss from operations)	(381,176)	(511,270)	(1,014,547)	(778,226)
Other income (expense)	—	—
Interest expense	$(91,443)	$(46,834)	$(167,970)	$(46,833)
Total other expenses	(91,443)	(46,834)	(167,970)	(46,833)
Net Loss	$(472,619)	$(558,104)	$(1,182,517)	$(825,059)
(Loss) per common share	$(0.03)	$(0.04)	$(0.07)	$(0.06)

See accompanying notes.

Creative Enterprises International, Inc. and Subsidiary
Statement of Stockholders' Equity (Deficit)
For The Six Months Ended June 30, 2006

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2004	12,977,500	$12,977	$3,847,941	$(25,329)	$(4,565,599)
Issuance of common stock for services rendered at $.20 per share	125,000	125	24,875
Repayment of stock subscription				25,329
Issuance of shares as incentive for bridge at $1.00 per share	52,000	52	51,948
Conversion of convertible debt into common shares at $.40 per share	1,338,000	1,338	533,862
Stock issued for consulting services at $.83 per share	110,000	110	91,190
Issuance of common stock for cash at $.40 per share	512,500	513	204,487
Net loss for the 12 months ended December 31, 2005					(3,429,846)
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$0	$(7,995,445)
Conversion of convertible debt into Common shares at $.40 per share	302,500	$303	$120,697
Issuance of common stock for cash at $.40 per share	687,500	$687	$274,313
Net loss for the six months ended June 30, 2006					$(1,182,517)
Balance, June 30, 2006	16,105,000	$16,105	$5,149,313	$0	$(9,177,962)

See accompanying notes.

Creative Enterprises International, Inc. and Subsidiary
Statement of Cash Flows – UNAUDITED

	For the 6 months ended June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,182,517)	$(825,059)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities
Depreciation	10,300	11,250
(Increase) decrease in:
Accounts receivable	(195,741)	(23,118)
Inventories	(128,745)	(351,057)
Advances	(2,729)	(10,000)
Prepaid expenses	55,811	27,984
Increase (decrease) in:
Accounts payable	134,691	314,790
Accrued expenses	172,265	2,000
Settlements Payable	40,000
Net cash used in operating activities	(1,096,665)	(853,210)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,550)	(117,691)
Net cash used in investing activities	(1,550)	(117,691)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds (payments) from stockholers loans (net)		(53,910)
Proceeds from convertible debenture	300,000	997,033
Proceeds from notes payable	737,700	107,754
Net cash provided in financing activities	1,037,700	1,050,877
NET DECREASE IN CASH	(60,515)	79,976
Cash and equivalents, beginning of period	76,780	3,326
CASH AND EQUIVALENTS, END OF PERIOD	$16,265	$83,302

See accompanying notes

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

1.	ORGANIZATION AND OPERATIONS

Creative Enterprises International, Inc. (the ‘‘Company’’), formerly Inland Pacific Resources, Inc., Sahara Gold Corporation and Parvin Energy, Inc. was organized June 20, 1984 as a Utah Corporation. On July 26, 1985, the Company changed its domicile to a Nevada Corporation.

On December 18, 2001, the Company entered into an agreement and plan of reorganization with Creative Enterprises, Inc. whereby Creative Enterprises, Inc. stockholders acquired 7,500,000 shares of voting common stock of Creative Enterprise International, Inc. in exchange for 7,500,000 shares of voting common stock of Creative Enterprises, Inc. The 7,500,000 shares of Creative Enterprise International, Inc. shares were to be issued as follows: 2,500,000 shares at closing, 2,500,000 shares if Creative Enterprises International, Inc. revenues reached 7.5 million for the year ended December 31, 2002 and the final 2,500,000 shares to be issued if Creative Enterprises International, Inc. revenues reached $15 million for the year ended December 31, 2003. These goals were not achieved and the 5,000,000 shares to be issued were retired. The effect of this agreement and reorganization was to make Creative Enterprises, Inc. a wholly-owned subsidiary of Creative Enterprises International, Inc.

The Company has one wholly owned subsidiary, Creative Enterprises, Inc. formed in fiscal 2001. Creative Enterprises, Inc. owns Creative Partners International, LLC formed in fiscal 2001. The Company is a marketing company that promotes and wholesales unique consumer products including brands such as Jana, a premium artesian bottled water product which recently won the prestigious 2005 Eauscar Award for ‘‘highest quality’’ at the Aqua-Expo in Paris, France; Skinny Water which is a bottled water enhanced with all-natural appetite suppressant that helps people maintain and loose weight; and others. The Company has secured an exclusive North American license and distributor agreement with Jamnica, d.d. for Jana water and has obtained the exclusive licensing rights to Skinny Water. The term of the agreement with Jamnica is for an initial term of one year from the date the Company receives certain government approvals; this agreement automatically renews thereafter subject to the Company’s achievement of revenue targets. The term of the agreement with Peace Mountain for the licensing rights of Skinny Water is for three years and self renews each year unless terminated. The Company has an agreement with InterHealth Neutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water. The term of this agreement is in perpetuity unless canceled by either party.

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
June 30, 2006

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

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the six month periods ended June 30, 2006 and 2005.

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
June 30, 2006

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
June 30, 2006

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

On January 19, 2006, the Company received a demand for arbitration filed by our New York distributor. The demand was seeking damages of $179,236 including all fees. The Company has settled this demand with this distributor and has reflected the $40,000 settlement in the attached financial statements. The settlement is payable in 4 equal installments of $10,000 starting August 10, 2006.

7.	CONVERTIBLE DEBENTURES

Through June 30, 2006, Company raised an aggregate amount of $3,201,200 ($2,693,450 was raised during fiscal year 2005, $507,750 was raised during fiscal year 2004) from the sale of our convertible debentures to accredited investors in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each $40,000 debenture is convertible into a conversion unit consisting of 100,000 shares of our common stock and 100,000 common stock purchase warrants. Both the common stock and the warrants are issued only upon the conversion of the convertible debenture into the appropriate number of common shares. Accordingly, APB 14 does not apply. The initial conversion price is $0.40 per share. The conversion price is subject to adjustment in the event we subdivide, combine or reclassify our common stock into a greater or lesser number of shares (as the case may be) or make a dividend or distribution to stockholders in shares of common stock. Each debenture will mature two years from the date of issuance unless previously converted. Interest is earned on each debenture at the rate of 10% per annum. Interest shall be paid in full at the maturity date or such earlier date on which the principal is paid to the holder or on which the debenture is converted or exchanged pursuant to its terms. The accrued but unpaid interest on each debenture shall be payable in cash or in interest shares, at the option of the Company, so long as there is an effective registration statement providing for the resale of the interest shares. The Company may, at its option, prepay some or all of the debentures upon not less than thirty (30) days nor more than sixty (60) days prior written notice at a prepayment price equal to the principal amount of the debentures to be prepaid, together with accrued and unpaid interest thereon through the date of prepayment.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

7.	CONVERTIBLE DEBENTURES (Continued)

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

At June 30, 2006, holders of $791,200 of these debentures converted to 1,978,000 shares of the Company’s common stock.

Should the investors not convert their remaining debentures, the Company would have to pay the holders as follows:

Year 1	$1,037,000
Year 2	$1,478,000

8.	SALE OF SECURITIES

The Company raised a total of $205,000 during the quarter ended December 31, 2005 to accredited investors from the sale of 512,500 shares of its common stock at $.40 per share. These shares also included a five-year warrant attached for each share, for total of 512,500 warrants. Additionally, the company raised an additional $275,000 during the quarter ended March 31, 2006 to accredited investors from the sale of 687,500 shares of its common stock at $.40 per share. These shares included a five-year warrant attached for each share, for total of 687,500 warrants.

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

The Company borrowed an additional $250,000 during the quarter ended June 30, 2006, part from the Chief Financial Officer, part from a Director and part from an accredited investor. These notes are due in one year or upon conversion into a subsequent financing, whichever comes first. The notes pay interest at the rate of 10% per annum.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

7.	CONVERTIBLE DEBENTURES (Continued)

11.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2006

Notes payable to GMAC, secured by equipment payable in 60 monthly payments of $418.40, including interest at 6.09% payable through October 2009	$26,952
Note payable to an individual unsecured payable on demand, including interest at 15% due August 2006	145,284
Total	172,236
Less: Current Portion	(150,304)
$21,932

Future maturities of long-term debt for the years ending June 30 are as follows:

Year Ending June 30,	Amount
2007	$5,021
2008	5,021
2009	5,021
2010	6,869
$21,932

12.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

13.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS’’) No 109 Accounting for Income Taxes’’. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2006, the Company has available unused operating loss carryforwards on which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets and the offsetting valuation allowance of the same amount is undeterminable for the 6 months ended June 30, 2006.

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

7.	CONVERTIBLE DEBENTURES (Continued)

14.	STOCKHOLDERS' EQUITY

At June 30, 2006, the Company had 50,000,000 shares of common stock authorized par value $.001. Shares outstanding June 30, 2006 was 16,105,000.

15.	STOCK OPTIONS

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

Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 18, 2002, the Company issued options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled. As of March 31, 2006 only 150,000 options were outstanding.

16.	STOCK PURCHASE WARRANTS

In March 2004, the Company granted 1,000,000 warrants to purchase its common stock for a purchase price of $.20 per share to an investor in connection with an investment in the Company. The warrants grant the holder the right to purchase common stock from the date of the grant to March 2012. Subsequently, in February 2005, an additional 100,000 warrants were granted to distributor for a purchase price of $.40 per share as an incentive to enter into an exclusive marketing agreement for New York. The warrants can be exercised at the purchase price of $.40 any time from the date of grant through February 2013.

During the quarter ended December 31, 2005, the Company issued 1,338,000 warrants to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $0.75 each.

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of June 30, 2006 and 2005 issued 150,000 options and 2,438,000 warrants which would have an antidilutive effect on earnings.

	June 30,
	2006	2005
Loss from continuing operations available to common stockholders	$(1,182,517)	$(825,059)
Weighted average of common shares outstanding used in earnings per share during the period	16,105,000	12,977,500
Loss per common shares	$(.07)	$(.06)

Creative Enterprises International, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

7.	CONVERTIBLE DEBENTURES (Continued)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

For cash the carrying amount is assumed to be a reasonable estimate of fair value.

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling bottled waters and dietary supplements. We have generated revenues of $514,146 for all of fiscal 2005 and $602,469 for the six months ended June 30, 2006 and incurred a net loss of $3,429,846 for fiscal 2005 and $1,182,517 for the six months ended June 30, 2006. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Boards. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

We operate our business in the rapidly evolving consumer beverage industry and our principal products are an exclusive line of bottled artesian waters and a dietary supplement. Our line of bottled waters presently consists of Jana Natural Artesian Water and Jana Natural Flavored Artesian Water (Lemon-Lime and Strawberry-Guava) and our dietary supplement product is Jana Skinny Water. We expect to introduce the following additional bottled water products when management determines that market conditions warrant:

•    Jana Juicy Fruits Natural Noncarbonated Beverages (Red-Orange; Orange-Nectarine; Multivitamin and Multired); and

•    powdered and flavored Skinny Water (Lemon-Lime, Strawberry-Guava and Tangerine).

We have entered into a license and distribution agreement with Jamnica that grants us an exclusive license to distribute Jamnica’s bottled waters in North America. Jamnica, under our license agreement, manufactures the products on our behalf. Our agreement with Jamnica is for an initial term commencing on the date we receive government approvals to distribute the products in the sales territory and continues for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement will automatically renew for additional one year terms provided we satisfy certain sales volume targets. If we are unable to satisfy these targets, Jamnica has the right to either terminate the agreement or to appoint additional distributors in the territory. The occurrence of either of these contingencies may result in a material adverse effect on our results of operations and financial condition. Based on the sales of Jana Water and Skinny Water to date, we have not satisfied these targets. Accordingly, we have been in discussions with Jamnica to revise the agreement to modify these targets. No assurances can be given that we will be able to reach an agreement to modify the contract terms, in which case, Jamnica may have the rights previously described. To date, Jamnica has not notified us that it intends to exercise these rights.

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

On March 20, 2006, we entered into an agreement with Exclusive Beverage Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. The initial term of this agreement will expire December 31, 2009 and we will distribute our Jana Natural Artesian Water, Jana Flavored Water and Skinny Water products in the designated territory pursuant to this agreement. Although this agreement includes a minimum purchase commitment on behalf of the distributor, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship. We have established relationships with 11 beverage distributors serving 12 markets as well as with national retailers, including Target, Safeway and Rite-Aid. However, as these distributors and retailers are not bound by significant minimum purchase commitments, we must rely on recurring purchase orders for product sales. Accordingly, we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

In June 2006, two of our directors provided us with a loan in the aggregate amount of $50,000, in consideration of which we issued a convertible promissory note that is convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the Note. The Note is due one year from the date of issuance and the principal amount of the Note shall accrue interest at the rate of 10% per annum, payable upon maturity. In April 2006, we borrowed an additional $200,000 from an accredited investor and issued a convertible Note, which is convertible into securities we may issue in any financing transaction that we consummate during the term of the Note. The Note is due one year from the date of issuance and shall accrue interest at the rate of 4% per annum, payable upon maturity.

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

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005..

Results of Operations: Three and Six Months Ended June 30, 2006 compared to Three and Six Months Ended June 30, 2005

Revenues for the three months ended June 30, 2006 were $285,662 as compared to $95,651 in the second quarter of last year. For the six months ended June 30, 2006, our revenues were $602,469 as compared to $95,652 for the same period last year. Cost of goods sold was $150,912 for the quarter ended June 30, 2006 as compared to $37,219 incurred during the same period last year and $440,753 for the six months ended June 30, 2006 as compared to $58,251 for the same period in 2005. Initial product orders did not occur until May 2005, so the year to year comparisons are immaterial. Marketing and advertising costs were $104,743 for the second quarter of 2006 as compared to $285,814 for the second quarter of last year, or a decrease of 63%. For the six months ended June 30, 2006, marketing and advertising costs decreased 49% (from $358,398 in 2005 to $181,737 in 2006). This decrease was a result of our focus on cost containment and transitioning to the NASDAQ OTC Bulletin Board.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $411,181 for the quarter, up 45%% over the same period last year and $994,526 for the 6 months ended June 30, 2006 as compared to $457,229 over the same period in 2005. This increase is primarily due to the increase in these general and administrative expenses during the last quarter of fiscal year 2005 and the six months ended June 30, 2006. We incurred insignificant amounts of costs associated with the business prior to the third fiscal quarter of our 2005 year as well as legal and accounting fees to become a reporting company on the NASDAQ OTC Bulletin Board. For the quarter ended March 31, 2006, we also incurred additional expenses in connection with operating as a reporting company, which began in December 2005.

Interest expense was $91,443 for the quarter ended June 30, 2006 and $167,970 for the six month period ended June 30, 2006 as compared to $46,834 and $46,833 for the respective periods last year. This interest is primarily on the convertible debt.

Liquidity and Capital Resources

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of June 30, 2006, we had approximately $2,600,000 in working capital deficit and our cash balance was approximately $16,300. To provide for additional working capital, during the 2005 fiscal year, we raised approximately $2.6 million through private placement of convertible debentures and we have raised an additional $205,000 from the private sale of shares of common stock and warrants to accredited investors. We have also received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $145,000 was outstanding as of March 31, 2006. This loan bears interest at the rate of 15% per annum and is due August 24, 2006.

In June 2006, two of our directors provided us with a loan in the aggregate amount of $50,000, in consideration of which we issued a convertible promissory note that is convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the Note. The Note is due one year from the date of issuance and the principal amount of the Note shall accrue interest at the rate of 10% per annum, payable upon maturity. In April 2006 we borrowed an additional $200,000 from an accredited investor and issued a convertible note (‘‘Note’’), which is convertible into securities we may issue in any financing transaction that we may consummate during the term of the Note. The Note is due one year from the date of issuance and shall accrue interest at the rate of 4% per annum, payable upon maturity.

During the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of shares of common stock and warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. In addition, as of March 20, 2006, we received an aggregate amount of $442,000 in loans made by our Chairman and former Chief Executive Officer and three additional accredited investors. The principal amount of these loans will be convertible into securities we may issue in any financing transaction that we consummate during the term of the Notes. The Notes are due one year from the date of issuance and shall accrue interest at the rate of 10% per annum, payable upon maturity.

We believe that net cash on hand as of the date of this Quarterly Report and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of two to four months. If we are unable to raise additional funds from private sales of our securities, our current cash balance will not be sufficient to meet our expected needs for more than 2 months. If we are able to meet our operating targets, however, we believe that we will be able to satisfy our working capital requirements.

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

In December 2004, we entered into an exclusive five year agreement with Big Geyser, Inc., to distribute our products in the New York City market. However, as described above, we terminated this agreement in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations. However, Big Geyser disputed our ability to terminate the agreement for cause and commenced an arbitration against us with the American Arbitration Association seeking damages. As described in greater detail under the caption ‘‘Legal Proceedings’’ at Item 1 of Part II of this Quarterly Report, we have agreed to a settlement of this matter and will pay Big Geyser $40,000 in four equal monthly installments.

Break Even and Profitability

As of June 30, 2006, our financial plan showed that based on current wholesale prices and costs of its products, will require sales of approximately 54,000 cases per month to break even, excluding marketing and sales expenses which are considered investments and classified separately on our financial statements. Based on our current business arrangements, we expect to meet that goal by the end of the fourth quarter of fiscal 2006 or first quarter of 2007. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during this year.

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

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2005 fiscal year and an additional $350,000 during the first six months of 2006 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements.

Purchase or sale of plant or significant equipment

As of the date of this Quarterly Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of June 30, 2006 we have 5 employees including, our Chief Executive Officer. Two of our employees are dedicated sales representatives and one employee is administrative support.

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

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections’’, a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’, and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied to all other periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this Statement is not expected to have a material impact on our financial statements.

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in December 2005. Accordingly, we have recently adopted and implemented various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, we have recently taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the training of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings.

Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On January 19, 2006 we received a demand for arbitration filed by Big Geyser, Inc. arising out of our determination to terminate the distribution agreement with Big Geyser. In its demand, Big Geyser has claimed that Creative Enterprises wrongfully terminated the distribution agreement and is obligated to pay Big Geyser a termination fee and is seeking additional costs, including attorneys’ fees. The total damages being sought by claimant is $175,236. The arbitration demand was filed with the American Arbitration Association in New York, New York., In April 2005, we responded to the claim alleged by Big Geyser and filed a counterclaim alleging damages of approximately $64,000 based on breach of various clauses of the agreement. Subsequently, we settled this claim with Big Geyser for $40,000, which amount is due in four equal monthly installments starting August 10, 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2006, Christopher Durkin, our Chief Executive Officer and a member of our board of directors, and James Robb, a member of our board of directors, each provided us with a loan in the amount $25,000, in consideration of which we issued a convertible promissory note (the ‘‘Note’’) in the form annexed to this Current Report. At the option of the holder, the Note will be convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the Note. The Note will be due one year from the date of issuance and the principal amount of the Note shall accrue interest at the rate of 10% per annum, payable upon maturity. The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as Messrs. Durkin and Robb are accredited investors. The Note is a restricted security under the terms of the Securities Act of 1933 and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

Stock Repurchases

During the quarter ended June 30, 2006, we did not repurchase any shares of our common stock.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
4.1	Form of Convertible Note issued June 5, 2006	8-K	6/9/06	4.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE ENTERPRISES INTERNATIONAL, INC.

August 18, 2006	By:	/s/ Christopher Durkin
Christopher Durkin Chief Executive Officer

August 18, 2006	By:	/s/ Kenneth Brice
Kenneth Brice Chief Financial Officer