Form 10QSB
period 2006-09-30
CREATIVE ENTERPRISES INTERNATIONAL INC
filed 2006-11-21
CIK 1176325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

o     For the quarterly period ended September 30, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

o    For the transition period from ________ to  ______________.                                                                                                                     1

                           COMMISSION FILE NO. 0-51313
                           --------------------------

                    CREATIVE ENTERPRISES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            NEVADA                                             23-3100268
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

 3 BALA PLAZA EAST, SUITE 117                                     19004
        BALA CYNWYD, PA
(Address of principal executive offices)                        (Zip Code)

                           --------------------------
                    ISSUER'S TELEPHONE NUMBER: (610) 784-2000
                           --------------------------

                    825 LAFAYETTE ROAD, BRYN MAWR, PA, 10910
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changes
                               Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 38,099,860 shares of common stock, $0.001 par value, issued and outstanding as of November
9, 2006.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                                                               1

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

 Item 1.   Consolidated Condensed Financial Statements                                                       3
              Consolidated Balance Sheet, September 30, 2006                                                3-4
              Consolidated Statements of Operations For the Three Months Ended                               5
              September 30, 2006 and 2005 and For the Nine Months Ended
              September 30, 2006 and 2005
              Consolidated Statements of Stockholders' Equity (Deficit) For the                              6
              Nine Months Ended September 30, 2006
              Consolidated Statements of Cash Flows For the Nine Months Ended                                7
              September 30, 2006 and 2005
              Notes to Consolidated Financial Statements                                                     8
 Item 2.   Management's Discussion and Analysis or Plan of Operation                                        22
 Item 3.   Controls and Procedures                                                                          31

                                           PART II - OTHER INFORMATION
 Item 1.   Legal Proceedings                                                                                32
 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                      32
 Item 3.   Defaults Upon Senior Securities                                                                  33
 Item 4.   Submission of Matters to a Vote of Security Holders                                              33
 Item 5.   Other Information                                                                                33
 Item 6.   Exhibits                                                                                         34
           Signatures                                                                                       35

                           FORWARD LOOKING STATEMENTS

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the
Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk factors" section in our Annual Report on
Form 10-KSB for the year ended December 31, 2005. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate,"
"believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

         o        our future financial results;

         o        our future growth and expansion into new markets; and

         o        our future advertising and marketing activities.

     Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report. The safe harbors for forward-looking statements provided by the Securities
Litigation Reform Act of 1995 are unavailable to issuers not previously subject to the reporting requirements set forth under Section 13(a) or 15(d) of the
Securities Exchange Act of 1934, as amended, and whose securities are considered to be a "penny stock" and accordingly may not be available to us.

     As used in this Report, references to the "we," "us," "our" refer to
Creative Enterprises International, Inc. unless the context indicates otherwise.

PART I
ITEM 1. FINANCIAL STATEMENTS

                    Creative Enterprises International, Inc.
                                 and Subsidiary
                               September 30, 2006
                               ------------------

                                  BALANCE SHEET
                                  -------------

                               ASSETS - UNAUDITED

 CURRENT ASSETS
 Cash and cash equivalents                                         $  268,640
 Accounts receivable                                                  139,974
 Inventory                                                            246,883
 Prepaid Expenses                                                       1,419
                                                                -------------
      Total Current Assets                                            656,916

 FIXED ASSETS
 Fixed Assets                                                          95,724
 Accumulated Depreciation                                              15,069
                                                                -------------
      Total Fixed Assets                                               80,655

 OTHER ASSETS
 Security Deposits                                                        790
                                                                -------------
      TOTAL ASSETS                                                 $  738,361
                                                                =============

                            See accompanying notes.

                    Creative Enterprises International, Inc.
                                 and Subsidiary
                               September 30, 2006
                               ------------------

                                  BALANCE SHEET
                                  -------------

                LIABILITIES AND STOCKHOLDERS' DEFICIT - UNAUDITED

CURRENT LIABILITIES
 Accounts payable                                                  $  738,617
 Accrued expenses                                                      42,414
 Accrued interest                                                     435,302
 Current portion of convertible debentures                          2,235,000
 Line of Credit                                                       314,533
 Settlements Payable                                                   25,000
 Notes Payable                                                        989,236
                                                                -------------
 Current maturities of long term debt
 Total current liabilities                                          4,780,102

LONG TERM LIABILITIES
 Convertible Debentures                                               280,000
                                                                -------------
 Total long term liabilities                                          280,000

STOCKHOLDERS' DEFICIT
 Preferred Stock, $.001 par value, 1,000,000 shares
 authorized, none issued and outstanding
 Common Stock, $.001 par value, 50,000,000 shares                      20,105
 authorized, 20,105,000 issued and outstanding                      5,345,313
 Additional Paid in Capital                                        (9,687,159)
                                                                -------------
Accumulated (Deficit)
 Total stockholders' deficit                                       (4,321,741)
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  738,361
                                                                =============

                            See accompanying notes.

                    Creative Enterprises International, Inc.
                                 and Subsidiary
                               September 30, 2006
                Consolidated Statement of Operations - UNAUDITED

                                        For the 3 months ended September 30,           For the 9 months ended Septmber 30,
                                            2006                    2005                  2006                   2005
                                     --------------------    ------------------- -- ------------------    --------------------

 Revenue - Net                       $            111,954    $           233,486    $          714,424    $          329,137

 Cost of goods sold                               103,169                188,601               543,922               246,853
                                     --------------------    -------------------    ------------------    --------------------
                Gross Profit                        8,785                 44,885               170,502                82,284

 Expenses

        Marketing and Advertising                 102,266                513,934               284,003               872,331

        General and Administrative                325,394                712,850             1,319,921             1,170,080
                                     --------------------    -------------------    ------------------    --------------------
                Total Expenses                    427,660              1,226,784             1,603,924             2,042,411

 Net (loss from operations)                      (418,875)            (1,181,899)           (1,433,422)           (1,960,127)

 Other income (expense)                                --                     --

        Interest expense                         (90,323)               (127,923)             (258,292)             (174,756)

                                     --------------------    -------------------    ------------------    --------------------
                Total other expenses             (90,323)               (127,923)             (258,292)             (174,756)

                                     --------------------    -------------------    ------------------    --------------------
 Net Loss                            $          (509,198)             (1,309,822)    $      (1,691,714)    $      (2,134,883)
                                     ====================    ===================    ==================    ====================

 (Loss) per common share             $             (0.03)    $             (0.10)   $            (0.10)   $              (0.16)
                                     ====================    ===================    ==================    ====================

                            See accompanying notes.

                                                           See accompanying notes

             Creative Enterprises International, Inc. and Subsidiary
                   Statement of Stockholders' Equity (Deficit)
                  For The Nine Months Ended September 30, 2006

                                                                          Additional       Stock
                                                                                                                Common Stock
                                                             Paid-In       Subscription      Accumulated
                                                               Shares        Amount        Capital          Receivable

                                                            ------------    --------     ------------       ----------     ----
Deficit__

Balance, December 31, 2004                      12,977,500       $12,977      $3,847,941    ($25,329)($4,565,599)

Issuance of common stock for
    services rendered at $.20
    per share                                      125,000           125          24,875

Repayment of stock subscription                                                                  25,329

Issuance of shares as incentive for
      bridge at $1,00 per share                     52,000            52          51,948

Conversion of convertible debt into
      common shares at $.40 per share            1,338,000         1,338         533,862

Stock issued for consulting services
      at $.83 per share                            110,000           110          91,190

Issuance of common stock
      for cash at $.40 per share                   512,500           513         204,487

Net loss for the 12 months ended
      December 31, 2005                                                                                   (3,429,846)
                                            --------------    ----------   ----         -------------      -----------

Balance, December 31, 2005                      15,115,000       $15,115$4,754,303             $   0      ($7,995,445)
                                                ==========       =================             ======      ==========

Conversion of convertible debt into
  Common shares at $.40 per share                  302,500           303         120,697
Issuance of common stock for cash
   at $.40 per share                               687,500           687         274,313

Issuance of common stock for cash
   At $.05 per share                             4,000,000         4,000         196,000

Net loss for the nine months ended
   September 30, 2006                            _________        ______       _________       ______     (1,691,714)
                                                                                                          -----------

Balance, September 30, 2006                     20,105,000       $20,105$5,345,313           $   0        ($9,687,159)
                                                ==========       ==================          ========     ============

                             See accompanying notes

                               Creative Enterprises International, Inc. and Subsidiary
                                         Statement of Cash Flows - UNAUDITED

                                                                              For the 9 months ended September 30,
                                                                                    2006                    2005
                                                                           -----------------------     ---------------
 CASH FLOW FROM OPERATING ACTIVITIES
                                                                            $
            Net loss                                                       $            (1,691,714)    $    (2,134,883)
            Adjustments to reconcile net loss to net cash
                 used by operating activities

                     Loss on sale of fixed assets                                           28,689

                     Depreciation                                                           12,600              22,500
                 Changes in operating assets and liabilities
                     (Increase) decrease in:
                         Accounts receivable                                               (68,097)            (91,719)
                         Inventories                                                       (53,801)           (373,932)
                         Advances                                                               --              (2,968)
                         Security Deposits                                                  11,000             (11,000)
                         Prepaid expenses                                                   96,458            (228,165)
                         Accounts payable                                                  222,362             270,208
                         Accrued expenses                                                   42,415             (12,097)
                         Accrued interest                                                  230,798
                         Settlement payable                                                25,000
                                                                           -----------------------     ---------------
                         Net cash used in operating activities                         (1,144,290)          (2,562,056)

 CASH FLOW FROM INVESTING ACTIVITIES
            Purchases of property and equipment                                            (1,550)            (118,417)
                                                                           -----------------------     ---------------

                         Net cash used in investing activities                             (1,550)            (118,417)

 CASH FLOW FROM INVESTING ACTIVITIES
            Proceeds from line of credit                                                                       314,533
            Proceeds from shareholder's loan                                                                    25,329
            Proceeds (payment) from convertible debenture                                (121,000)           2,538,450
            Proceeds from notes payable (net)                                             862,700               67,904
            Issuance of common stock                                                      596,000
                                                                           -----------------------     ---------------
                         Net cash provided in financing activities                      1,337,700            2,946,216

 NET DECREASE IN CASH                                                                     191,860              265,743

            Cash and equivalents, beginning of period                                      76,780                3,326
                                                                           -----------------------     ---------------

 CASH AND EQUIVALENTS, END OF PERIOD                                        $             268,640       $       269,069
                                                                           =======================     ===============

 SUPPLEMENTAL DISCLOSRE
                                                                            $              21,123       $      174,756
 Cash paid during the year for interest

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

1. ORGANIZATION AND OPERATIONS

          Creative Enterprises International, Inc. (the "Company"), formerly
     Inland Pacific Resources, Inc., Sahara Gold Corporation and Parvin Energy,
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

          The Company had secured an exclusive North American license and distributor agreement with Jamnica, d.d. for Jana Water. The term of the agreement with Jamnica is for an initial term of one year from the date the
     Company receives certain government approvals; this agreement automatically renews thereafter subject to the Company's achievement of revenue targets.
     Subsequent to the quarter ended September 30, 2006, the Company ended its agreement with Jamnica by returning the unsold inventory and settling with
     Jamnica for receivables owed the Company and certain accounts payable.

          The Company has obtained the exclusive licensing rights to Skinny
     Water from Peace Mountain Natural Beverages Corp. The term of the agreement with Peace Mountain for the licensing rights of Skinny Water is for three years and self renews each year unless terminated. The Company has an agreement with InterHealth Nutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water. The term of this agreement is in perpetuity unless canceled by either party.

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Accounting Method

          The Company's financial statements are prepared on the accrual method of accounting.

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

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
     accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the nine month periods ended September 30, 2006 and 2005.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2006, the Financial Accounting Standards Board issued SFAS
     No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements
     No. 133, Accounting for Derivative Instruments and Hedging Activities, and
     No. 140, Accounting for Transfers and Servicing of Financial Assets and
     Extinguishments of Liabilities. This Statement resolves issues addressed in
     Statement 133 Implementation Issue No. D1, "Application of Statement 133 to
     Beneficial Interests in Securitized Financial Assets." This Statement (a)
     permits fair value remeasurement for any hybrid financial

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
     (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends
     Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
     This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph
     4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph
     12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Adoption of this Statement is not expected to have a material impact on the
     Company's financial statements.

          In March 2006, the Financial Accounting Standards Board issued SFAS
     No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB
     Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
     Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for
     Certain Investments in Debt and Equity Securities and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.
     This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities (a) amortization method - amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date or (b) fair value measurement method - measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115,

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

4.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this Statement is not expected to have a material impact on the
     Company's financial statements.

          In September 2006, the Financial Accounting Standards Board issued
     SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
     Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The adoption of this Statement is not expected to have a material impact on the
     Company's financial statements.

          In September 2006, the Financial Accounting Standards Board issued
     SFAS No. 158, Employers' Accounting for Deferred Benefit Pension and Other
     Post retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and
     132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan
     - measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation - in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

4. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation and (b) recognized as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB
     Statement No. 87, Employers' Accounting for Pensions, or No. 106,
     Employers' Accounting for Postretirement Benefits Other Than Pensions.
     Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and
     106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions), (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This Statement also applies to a not-for-profit organization or other entity that does not report other comprehensive income. This Statement's reporting requirements are tailored for those entities. This Statement amends Statement 87, FASB Statement No.
     88, Employers' Accounting for Settlements and Curtailments of Defined
     Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB
     Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and
     Other Postretirement Benefits, and other related accounting literature.
     Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The required date of adoption of the recognition and disclosure provisions of this Statement differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. For purposes of this statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met
     (a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, (b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or (c) the employer is controlled by an entity covered by (a) or
     (b). An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006 , but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements (a) a brief description of the provisions of this
     Statement, (b) the date that adoption is required and (c) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

4. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings or changes in unrestricted net assets of that quarter. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. Retrospective application of this Statement is not permitted. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

5. RELATED PARTY TRANSACTIONS

          In February 2004, an officer and shareholder purchased 1,000,000 shares of stock by converting 244,671 of shareholders loans owed from the
     Company and creating a $25,239 stock subscription receivable to the
     Company. This amount was paid in full on September 30, 2005.

          In March and April 2006, the Company received an aggregate amount of
     $642,000 in loans made by its Chairman and former Chief Executive Officer and four additional accredited investors. These loans were convertible into securities the Company may issue in any financing transaction that it consummates during the term of the notes. The notes are due one year from the date of issuance and shall accrue interest at the rate of 10% per annum, payable upon maturity. The amount of the loan from our Chairman was
     $242,000. In connection with the Company's recent private placement in
     October 2006, the holders of these convertible debentures converted the entire principal amount and accrued but unpaid interest into an aggregate of 12,909,860 shares of the Company's Common Stock at a conversion rate of
     $0.05 applicable to the principal outstanding.

          In June 2006, two of the Company's then-current directors provided the
     Company with a loan in the aggregate amount of $50,000, in consideration of which the Company issued a convertible promissory note that is convertible into the securities it may issue in any financing transaction of at least
     $500,000 gross proceeds that it consummates during the term of the note.
     The note is due one year from the date of issuance and the principal amount of the note shall accrue interest at the rate of 10% per annum, payable upon maturity. On October 4, 2006, the Company entered into an agreement with the directors and the loan will be paid out according to the payment plan by December 31, 2006.

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

6. PENDING CLAIMS

          On January 19, 2006, the Company received a demand for arbitration filed by our New York distributor. The demand was seeking damages of
     $179,236 including all fees. The Company has settled this demand with this distributor and has reflected the $40,000 settlement in the attached financial statements. The settlement is payable in 1 payment of $10,000 and
     6 equal installments of $5,000 starting August 10, 2006.

          The Company is currently the co-defendant, along with its Chairman, in a civil suit filed in Miami-Dade County Circuit Court. The Company will vigorously defend this matter if our motion to dismiss is denied. Based on the facts of which the Company is currently aware, management believes that the resolution of this claim will not have a materially adverse effect on the Company's financial condition.

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

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

 7. CONVERTIBLE DEBENTURES (Continued)

          At June 30, 2006, holders of $791,200 of these debentures converted to
     1,978,000 shares of the Company's common stock. As of September 30, 2006, there were outstanding an aggregate principal amount of $2,515,000 of convertible debentures.

          Should the investors not convert their remaining debentures, the
     Company would have to pay the holders as follows:

          Year 1                             $2,235,000
          Year 2                               $280,000

 8. SALE OF EQUITY SECURITIES

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

          As described in greater detail under Note 20, Subsequent Events, in
     October 2006, the Company raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. This financing was for a total of $1.2 million of Common
     Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, the Company received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of
     Common Stock to the investors in this financing. As part of this financing, we also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock.

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
     These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to
     Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank's demand. Madison Bank has called this note and the Company is currently negotiating terms of payout.

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

10. NOTES PAYABLE

          As of March 20, 2006, the Company's Chairman and former Chief
     Executive Officer and three separate unaffiliated accredited investors provided the Company with a loan in the aggregate principal amount of
     $442,000, of which $242,000 was provided by our Chairman. The Company issued these investors a convertible promissory note which is convertible into securities the Company may issue in any financing transaction that we consummate during the term of the notes. The notes are due one year from the date of issuance and accrue interest at the rate of 10% per annum, payable upon maturity. As described in Note 5, these notes were converted into shares of the Company's Common Stock in our private placement in
     October 2006.

          The Company borrowed an additional $250,000 during the quarter ended
     June 30, 2006, part from the Chief Executive Officer, part from a Director and part from an accredited investor. These notes are due in one year or upon conversion into a subsequent financing, whichever comes first. The notes pay interest at the rate of 10% per annum. As described in Note 5, the note issued to the accredited investor was converted into shares of the
     Company's Common Stock in our private placement in October 2006. Further, as described in Note 5, on October 4, 2006, the Company agreed to modify the convertible note issued to its former Directors pursuant to which it paid an $10,000 upon the initial closing of the October financing and the balance of the principal and accrued and unpaid interest is being paid over a 60 day period thereafter.

11. LONG-TERM DEBT

          Long term debt is $280,000 and is the long term portion of the convertible notes that are due beyond one year.

12. CASH DEPOSITED IN FINANCIAL INSTITUTIONS

          The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal
     Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

13. INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of
     Financial Accounting Standards ("SFAS") No 109 Accounting for Income
     Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30,
     2006, the Company has available unused operating loss carryforwards of approximately $5,000,000 which may be applied against future taxable income and which expires in various years through 2020.

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

13. INCOME TAXES (Continued)

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

14. STOCKHOLDERS' EQUITY

          At September 30, 2006, the Company had 50,000,000 shares of common stock authorized par value $.001. Shares outstanding at September 30, 2006 were 20,105,000.

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

          On January 18, 2002, the Company issued options exercisable for
     450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled. As of September 30, 2006 only 150,000 options were outstanding.

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

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

16. STOCK PURCHASE WARRANTS (Continued)

          During the quarter ended December 31, 2005, the Company issued
     1,338,000 warrants to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $0.75 each.

17. LOSS PER SHARE

          Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of
     September 30, 2006 and 2005 issued 150,000 options and 2,438,000 warrants which would have an antidilutive effect on earnings.

                                                                            September 30,
                                                                      2005                   2006
                                                              ---------------------    ------------------

     Loss from continuing operations available                     $   (1,691,714)        $  (2,134,883)
           to common stockholders

     Weighted   average  of  common   shares   outstanding             16,152,000            13,044,000
         used in earnings per share during the period

     Loss per common shares                                     ($            .10)      ($          .16)
                                                              ---------------------    ------------------

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

19. SUBSEQUENT EVENTS

          In October 2006, the Company approved the grant of warrants to purchase 600,000 shares of common stock to a law firm in consideration of services rendered. These warrants are exercisable for a period of five years at an exercise price of $0.05 per share.

          On October 4, 2006, the Company completed the initial closing of a private placement financing (the "Financing") in which the investors made investments in the Company totaling $525,000. The Financing is for a total of $1.2 million of Common Stock, or 24,000,000 shares of

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

19. SUBSEQUENT EVENTS (Continued)

     Common Stock, at the offering price of $0.05 per share. In connection with the Financing, one of the investors agreed to structure his investment in part as a convertible debt instrument in the principal amount of $100,000
     (the "Note"). The Note bears interest at the rate of 10% per annum and has a maturity date of 2 years from the date of issuance. The holder has the right to convert the outstanding principal of the Note into shares of
     Common Stock at the initial conversion rate of $0.05 In the Financing, the
     Company received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors.

          In connection with the Financing, the Company issued an aggregate of
     12,909,860 shares of its Common Stock upon the conversion of $642,000 of debt, including the convertible note the Company issued to our Chairman in
     March 2006. The Company is using the proceeds from the Financing for working capital, payment of accrued compensation and the repayment of debt owed to third parties.

          On October 4, 2006, the Company entered into an amendment to its
     License and Distribution Agreement with Peace Mountain Natural Beverages
     Corporation. Pursuant to this amendment, the Company agreed to pay Peace
     Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the Company's royalty obligation to Peace Mountain, pursuant to which amendment, the Company will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000.

          On October 10, 2006, the Company entered into an agreement with
     Jamnica, d.d. and Jana North America, Inc., which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of the distribution agreement dated July 21, 2004, between the
     Company and Jamnica. In the new agreement, the parties agreed to the following arrangements: (a) in consideration for the agreement by the
     Company to the terms of the agreement, the Company's obligation to Jamnica, in an amount of $207,321, is eliminated; (b) Jamnica and Jana North
     American shall pay an amount of $23,125 on the Company's behalf in satisfaction of storage and warehousing fees; (c) receivables due to the
     Company from select accounts shall be transferred to Jana North America;
     and (d) the Company shall make available to Jana North America all inventory of Jana bottled waters in the Company's possession. In addition, the parties agreed that the Company will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of the
     Company's licensed trademarks or logos concerning the Company's "Skinny"
     product line. Pursuant to the agreement, the Company will also provide additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters. Each of the parties also agreed to release the other from any obligations or claims arising from the distribution agreement.

             Creative Enterprises International, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2006

19. SUBSEQUENT EVENTS (Continued)

          On October 19, 2006, the board of directors of the Company approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of its employees, including a grant of 250,000 shares the Company's
     Chief Financial Officer and a member of the board.

          On November 15, 2006, holders of approximately 53% of the Company's issued and outstanding Common Stock consented in writing to the adoption of resolutions approving (1) amendments to the Company's Articles of
     Incorporation to (a) change the Company's corporate name to "Skinny
     Nutritional Corp." and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to the Company's
     Employee Stock Option Plan to increase the number of shares of Common Stock available to be issued thereunder to 20,000,000 shares. These actions will become effective 20 days following the date that the Company files a definitive information statement with the SEC and mails such information statement to its stockholders of record as of November 9, 2006, which was the record date for the action taken.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Notice
Regarding Forward Looking Statements" above.

OVERVIEW

Background

     We were originally incorporated in the State of Utah on June 20, 1984 as
Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on
July 26, 1985 we changed our corporate domicile to the State of Nevada and on
January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On
December 18, 2001, we entered into an agreement and plan of reorganization with
Creative Enterprises, Inc. and changed our name to Creative Enterprises
International, Inc. This discussion relates solely to the operations of Creative
Enterprises International, Inc. On November 15, 2006, a majority of our common stockholders provided written consent to change the name of the company to
Skinny Nutritional Corp. to more accurately describe our evolving operations.
See "Our Products and Strategy" below.

     We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan.
Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling bottled waters and dietary supplements. We have generated revenues of $514,146 for all of fiscal 2005 and
$714,424 for the nine months ended September 30, 2006 and incurred a net loss of
$3,429,846 for fiscal 2005 and $1,691,714 for the nine months ended September
30, 2006. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market. In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC
Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Our Products and Strategy

     Through the quarter ended September 30, 2006, we have operated our business in the rapidly evolving consumer beverage and dietary supplement industries.
More recently we have determined to focus on marketing and distributing our dietary supplement product, "Skinny Water" and developing a line of complementary nutritional products which we intend to market under the "Skinny"
brand. These additional products consist of a line of weight loss products that will include meal replacement shakes, nutrition bars, healthy snacks, desserts and additional nutraceutical powders and capsules which are being formulated to help consumers lose weight.

     In July 2004, we entered into a license and distribution agreement with
Jamnica, d.d., that granted us an exclusive license to distribute Jamnica's bottled waters in North America. Our agreement with Jamnica was for an initial term commencing on the date we received government approvals to distribute the products in the sales territory and continuing for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement would have automatically renewed for additional one year terms provided we satisfied certain sales volume targets. If we were unable to satisfy these targets,
Jamnica had the right to either terminate the agreement or to appoint additional distributors in the territory. Based on the sales of Jana Water and Jana Skinny
Water through the quarter ended September 30, 2006, we did not satisfy these targets and we had been in discussions with Jamnica to restructure our relationship with them.

     On October 10, 2006, we entered into an agreement with Jamnica, d.d. and
Jana North America, Inc. (the "Modification Agreement"), which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of our distribution agreement with Jamnica. Under the Modification
Agreement, the parties agreed to the following arrangements: (a) in consideration for our agreement to the terms of the Modification Agreement, our obligation to Jamnica, in an amount of $207,321, is eliminated; (b) Jamnica and
Jana North American shall pay an amount of $23,125 on our behalf in satisfaction of storage and warehousing fees; (c) receivables due to us from select accounts shall be transferred to Jana North America; and (d) we shall make available to
Jana North America all inventory of Jana bottled waters in our possession. In addition, the parties agreed that we will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of our licensed trademarks or logos concerning our "Skinny" product line. Pursuant to the
Modification Agreement, we will also provide additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters. Each of the parties also agreed to release the other from any obligations or claims arising from the distribution agreement.

     We have also obtained the exclusive rights from Peace Mountain Natural
Beverages Corporation to bottle and distribute a dietary supplement called
Skinny Water(R). Skinny Water's proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our
License and Distribution Agreement with Peace Mountain Natural Beverages.
Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace
Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amount specified in the contract.

     On March 20, 2006, we entered into an agreement with Exclusive Beverage
Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. The initial term of this agreement will expire December 31,
2009 and we will distribute our Skinny Water products in the designated territory pursuant to this agreement. Although this agreement includes a minimum purchase commitment on behalf of the distributor, we will need this distributor to exceed that volume in order to derive meaningful revenues from this relationship. In October 2006, the company agreed to terminate its agreement with Jamnica and to cease distribution of Jana Water in the U.S. and assigned its distribution rights for Jana Water to Jana North America. Exclusive will still carry Skinny branded beverages in the New York market for us.

     We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished beverage products. We generally sell these products to national retailers and distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets, including direct marketing through the Internet. We had established relationships with numerous beverage distributors in over ten markets as well as with national retailers, including Target for the distribution of Skinny Water.
However, we are currently focused on reformulating Skinny Water in order to reduce our costs and in light of the termination of our agreement with Jamnica.
We expect to continue our efforts to distribute Skinny Water through the distributors and retailers that have previously purchased product from us.
However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

     Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We have focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand.
Greater distribution and availability, awareness and preference promote long term growth.

MANAGEMENT CHANGES

     In October 2006, we reorganized our executive management team. On October
4, 2006, our board of directors elected Mr. Ken Brice, currently serving as our
Chief Financial Officer, as a member of our board of directors and appointed Mr.
Michael R. Reis as its interim Chief Operating Officer and also elected him as a director. Further, on October 5, 2006, Mr. Christopher Durkin, our Chief
Executive Officer, President and a director, resigned from such positions with
us. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors. Also, on October 6, 2006, Mr. James Robb notified us that effective on such date he resigned from our board of directors.

GOING CONCERN AND MANAGEMENT PLANS

     To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, except as discussed below under the caption
"Liquidity and Capital Resources" we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings.

     Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of two months. Accordingly, generating sales in that time period is important to support our business.
However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a "going concern"
explanatory paragraph in their report to our financial statements for the year ended December 31, 2005, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

     As described in greater detail below under the caption "Liquidity and
Capital Resources," during the nine months ended September 30, 2006, we have raised a total of $967,000 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team. In these financings, we raised gross proceeds of $275,000 from the sale of
687,500 shares of our Common Stock and 687,500 warrants and issued an aggregate principal amount of $692,000 of convertible debentures, of which amount, the holders of the principal amount of $642,000 of such debentures converted their debt instruments into a total of 12,909,860 shares of common stock subsequent to the quarter ended September 30, 2006.

     In October 2006, we raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D.
This financing is for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, we have received net proceeds of approximately $500,000. We have issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. We also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). As described below, in connection with this financing, we issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006.

Critical Accounting Policies

     The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements set forth in our Annual Report on Form
10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED
TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

     Revenues for the three months ended September 30, 2006 were $111,954 as compared to $233,486 in the third quarter of last year. For the nine months ended September 30, 2006, our revenues were $714,424 as compared to $329,137 for the same period last year. This decrease in revenues for the 3 months ended
September 30, 2006 is due primarily to the company's decision to not sell Jana brand water and to focus its resources on the Skinny brand. Cost of goods sold was $103,169 for the quarter ended September 30, 2006 as compared to $188,601 incurred during the same period last year and $543,922 for the nine months ended
September 30, 2006 as compared to $246,853 for the same period in 2005. Initial product orders did not occur until May 2005, so the year to year comparisons are insignificant. Marketing and advertising costs were $102,266 for the third quarter of 2006 as compared to $513,934 for the third quarter of last year, or a decrease of 80.1%. This decrease is attributed to the refocusing of the organization towards the development of the Skinny brand. For the nine months ended September 30, 2006, marketing and advertising costs decreased 67.0% (from
$872,331 in 2005 to $284,003 in 2006). A portion of this decrease was a result of our focus on cost containment and transitioning to the NASDAQ OTC Bulletin
Board.

     General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $325,394 for the quarter, down 54.4
% over the same period last year reflecting the company's cost containment programs initiated during this quarter and $1,319,921 for the 9 months ended
September 30, 2006 as compared to $1,170,080 over the same period in 2005. This year to date increase is primarily due to the increase in these general and administrative expenses during the last quarter of fiscal year 2005 and the six months ended June 30, 2006. We incurred insignificant amounts of costs associated with the business prior to the third fiscal quarter of our 2005 year as well as legal and accounting fees to become a reporting company on the NASDAQ
OTC Bulletin Board. For the nine months ended September 30, 2006, we also incurred additional expenses in connection with operating as a reporting company, which began in December 2005.

     Interest expense was $90,323 for the quarter ended September 30, 2006 and
$258,292 for the nine month period ended September 30, 2006 as compared to
$127,923 and $174,756 for the respective periods last year. This interest is primarily due to our outstanding convertible debt.

     Net loss for the three month period was $509,198 as compared to $1,309,822 for the same period last year or an improvement of 61%. For the nine month period ended September 30, 2006, the net loss was $1,691,714 as compared to
$2,134, 883 or an improvement of 21%. This improvement was attributable to the company's decision to no longer market Jana water and its cost containment measures.

LIQUIDITY AND CAPITAL RESOURCES

Satisfaction of Cash Requirements and Financing Activities

     We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of September 30, 2006, we had approximately $4,123,000 in working capital deficit and our cash balance was approximately $268,000. In October 2006, we raised a total of $525,000 in gross proceeds from private sales of 8,500,000 shares of our common stock and a convertible note in the principal amount of
$100,000 to accredited investors in a private placement pursuant to Rule 506 of
Regulation D under the Securities Act of 1933. To provide for our working capital during the nine months ended September 30, 2006, we had raised during the 2005 fiscal year approximately $2.6 million through a private placement of convertible debentures. We also raised an additional $205,000 during December
2005 from the sale of 512,500 shares of our common stock and 512,500 warrants to certain accredited investors in a private transaction and during the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of
687,500 shares of common stock and 687,500 warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. These transactions were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

     In addition, we have received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $145,000 was outstanding as of March 31, 2006. This loan bears interest at the rate of 15% per annum and was due August 24, 2006. We are currently negotiating with the lender to restructure the repayment terms of this loan. Thereafter, in March and April 2006, we received an aggregate amount of
$642,000 in loans made by our Chairman and former Chief Executive Officer and four additional accredited investors. These loans were convertible into securities we may issue in any financing transaction that we consummate during the term of the notes. The notes are due one year from the date of issuance and shall accrue interest at the rate of 10% per annum, payable upon maturity. In connection with our recent private placement, the holders of these convertible debentures converted the entire principal amount and accrued but unpaid interest into an aggregate of 12,909,860 shares of our common stock. Of this amount, a total of 4,879,324 shares were issued to our Chairman upon the conversion of the note he held.

     In addition, in June 2006, two of our then-current directors provided us with a loan in the aggregate amount of $50,000, in consideration of which we issued a convertible promissory note that is convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the note. The note is due one year from the date of issuance and the principal amount of the note shall accrue interest at the rate of 10% per annum, payable upon maturity. As described below in greater detail, we subsequently amended the repayment term of this note in connection with our recent private placement.

     In October 2006, we raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D.
This financing is for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, we have received net proceeds of approximately $500,000 and have issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. As part of this financing, we also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). As described above, in connection with this financing, we issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our
Chairman in March 2006. We are using the proceeds from the offering for working capital, payment of accrued compensation and the repayment of debt owed to third parties.

     The securities sold in the above private placements have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2)
thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are "accredited investors", as such term is defined in Rule 501(a) promulgated under the Securities Act.

     We believe that net cash on hand as of the date of this Quarterly Report is only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of two months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Other Transactions Impacting our Capital Resources

     On October 4, 2006, we entered into an agreement with Mr. James Robb, at the time a member of our board of directors, modifying the convertible note issued to Mr. Robb in June 2006. Pursuant to this agreement, we agreed to modify the repayment terms of the note by paying Mr. Robb an amount of $10,000 upon the initial closing of the October financing and the balance of the principal and accrued and unpaid interest within 60 days thereafter. The principal amount due to Mr. Robb is $50,000, which includes the assignment of a $25,000 convertible note to Mr. Robb in a private transaction, which note we originally issued to
Mr. Christopher Durkin, our former Chief Executive Officer and a former director.

     On October 4, 2006, we entered into a Separation Agreement with Mr.
Christopher Durkin, who was our President, Chief Executive Officer and a
director. Pursuant to this agreement, Mr. Durkin agreed to resign from all positions with us effective upon his receipt of payment of $32,500 as payment of accrued but unpaid compensation and expenses. Mr. Durkin also agreed to provide us with a general release of claims in the separation agreement. We made the cash payment to Mr. Durkin on October 5, 2006 and his resignation is effective as of such date. In addition, and as additional severance compensation, we agreed to issue Mr. Durkin 300,000 shares of Common Stock.

     In August 2005 we commenced an offering to sell an additional $3.4 million of convertible debentures to additional accredited investors under Rule 506, promulgated under the Securities Act of 1933. The convertible debentures subject to this offering are identical to the debentures we sold in a private placement that we commenced in January 2005. Up to approximately $2.4 million of this amount, plus interest, was subject to a rescission offer to certain investors that previously purchased convertible debentures from the periods September 2004 to December 2004 and from June 2005 through August 2005. In the rescission offer, we offered to repurchase these debentures for the original purchase price plus interest from the date of purchase at the current statutory rate per year mandated by the state in which the investor resides. This offer expired as of
October 31, 2005. Holders of an aggregate of $160,000 of debentures elected to accept this rescission offer, with the balance confirming their prior investment. The full amount of the debentures rescinded was repaid on October 7,
2005 out of working capital. We believe that an investor's acceptance of the rescission offer will preclude him or her from later seeking similar relief, and we are unaware of any federal or state case law to the contrary. However, it is unclear whether the rescission offer will terminate our liability under the
Securities Act of 1933 and certain state securities laws. The staff of the
Securities and Exchange Commission takes the position that a person's federal right of rescission may survive the rescission offer. Accordingly, we may continue to be potentially liable under the Securities Act to investors that declined the rescission offer for the purchase price they paid for their debentures, plus interest.

     We obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank's demand. We are currently negotiating with the bank to restructure the demand loan in order to agree upon a definite repayment schedule for the amounts outstanding as the bank has advised us that it wishes to have the outstanding principal repaid. As of the date hereof, we have not reached a definitive agreement regarding the repayment of this note and no assurances can be given that we will enter into such an agreement. Accordingly, the bank may exercise its right to demand immediate repayment of the entire outstanding balance due, which could have a material adverse effect on our financial condition. As of the date hereof, the outstanding balance due on this loan is $314,000.

     In December 2004, we entered into an exclusive five year agreement with Big
Geyser, Inc., to distribute our products in the New York City market. However, as described above, we terminated this agreement in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations. However, Big Geyser disputed our ability to terminate the agreement for cause and commenced an arbitration proceeding against us with the American Arbitration Association seeking damages.
As described in greater detail under the caption "Legal Proceedings" at Item 1 of Part II of this Quarterly Report, we have agreed to a settlement of this matter and will pay Big Geyser $40,000 pursuant to an arrangement whereby we paid $10,000 down and will pay the balance in equal monthly installments of
$5,000 beginning in August 2006.

Break Even and Profitability

     As discussed in the overview to this analysis, we are developing a new product line based on our Skinny brand which will expect to begin selling in the first quarter of 2007 in addition to our current retail business for Skinny water. We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the third quarter of calendar 2007 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

Product Research and Development

     We intend to expand our line of products, as described in the "Overview"
section of this Management's Discussion and Analysis, at such time as management believes that market conditions are appropriate. Management will base this determination on the rate of market acceptance of the products we currently offer. We do not engage in material product research and development activities.
New products are formulated based on our license arrangements with our suppliers and licensors.

Marketing/Advertising

     In connection with our recent marketing campaign, we have invested over
$900,000 of our working capital during the 2005 fiscal year and an additional
$284,000 during the first nine months of 2006 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2007 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

     As of the date of this Quarterly Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

     As of September 30, 2006 we have 5 employees including, our Chief Executive
Officer. Two of our employees are dedicated sales representatives and one employee is administrative support.

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
Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of
September 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board issued SFAS No.
155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB
Statements No. 133 and 140. This Statement amends FASB Statements No. 133,
Accounting for Derivative Instruments and Hedging Activities, and No. 140,
Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities. This Statement resolves issues addressed in Statement 133
Implementation Issue No. D1, "Application of Statement 133 to Beneficial
Interests in Securitized Financial Assets." This Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and
(e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after
September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement
133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Adoption of this Statement is not expected to have a material impact on our financial statements.

     In March 2006, the Financial Accounting Standards Board issued SFAS No.
156, Accounting for Servicing of Financial Assets, an amendment of FASB
Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,
with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain
Investments in Debt and Equity Securities, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities (a)
amortization method - amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date or
(b) fair value measurement method - measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This
Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this Statement is not expected to have a material impact on our financial statements.

     In September 2006, the Financial Accounting Standards Board issued SFAS No.
157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.
Accordingly, this Statement does not require any new fair value measurements.
However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.
The adoption of this Statement is not expected to have a material impact on our financial statements.

     In September 2006, the Financial Accounting Standards Board issued SFAS No.
158, Employers' Accounting for Deferred Benefit Pension and Other Post
retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).
This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value
(with limited exceptions) and the benefit obligation - in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation, (b) recognized as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions, or
No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.
Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those
Statements, (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions) (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This Statement also applies to a not-for-profit organization or other entity that does not report other comprehensive income. This Statement's reporting requirements are tailored for those entities. This Statement amends Statement 87, FASB Statement
No. 88, Employers' Accounting for Settlements and Curtailments of Defined
Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB
Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and
Other Postretirement Benefits, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The required date of adoption of the recognition and disclosure provisions of this
Statement differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. For purposes of this statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met (a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange
(domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, (b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market or (c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after
December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006 , but before June 16, 2007, unless it has applied the recognition provisions of this
Statement in preparing those financial statements (a) a brief description of the provisions of this Statement, (b) the date that adoption is required and (c) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings or changes in unrestricted net assets of that quarter.
Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. Retrospective application of this Statement is not permitted. The adoption of this Statement is not expected to have a material impact on our financial statements.

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

Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

     We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.
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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

      Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

     On January 19, 2006 we received a demand for arbitration filed by Big
Geyser, Inc. arising out of our determination to terminate the distribution agreement with Big Geyser. In its demand, Big Geyser has claimed that Creative
Enterprises wrongfully terminated the distribution agreement and is obligated to pay Big Geyser a termination fee and is seeking additional costs, including attorneys' fees. The total damages being sought by claimant is $175,236. The arbitration demand was filed with the American Arbitration Association in New
York, New York., In April 2005, we responded to the claim alleged by Big Geyser and filed a counterclaim alleging damages of approximately $64,000 based on breach of various clauses of the agreement. During the quarter ended September
30, 2006, we agreed to a settlement of this matter and will pay Big Geyser
$40,000 pursuant to an arrangement whereby we paid $10,000 down and will pay the balance in equal monthly installments of $5,000 beginning in August 2006.

     We are currently the co-defendant along with our Chairman in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and
Creative Enterprises International, Inc. Plaintiff claims that we breached an oral agreement of employment and is seeking compensatory damages. A motion to dismiss filed by the co-defendants was rejected in part and is pending in part.
This matter is in the discovery phase and we are continuing to vigorously defend this case. Based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In October 2006, we raised $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. This financing is for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, we have received net proceeds of approximately $500,000. We have issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. We also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). In connection with this financing, we issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006. The securities sold in this financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors are "accredited investors" as such term is defined in Rule 501(a) promulgated under the
Securities Act.

     On October 19, 2006, our board of directors of the Company approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of its employees, including Mr. Kenneth Brice, our Chief Financial Officer and a
member of the board. In addition, on September 29, 2006, the Company approved the grant of warrants to purchase 600,000 shares of common stock to a law firm in consideration of services rendered. These warrants are exercisable for a period of five years at an exercise price of $0.05 per share. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

     On October 5, 2006, we issued an aggregate of 300,000 shares to Mr.
Christopher Durkin, our former Chief Executive Officer and President and a former director. These shares were issued as additional severance compensation in connection with the separation agreement we entered into with Mr. Durkin on
October 4, 2006. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer had access to material information concerning the company.

Stock Repurchases

         During the quarter ended September 30, 2006, we did not repurchase any shares of our common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to "Skinny Nutritional Corp." and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our
Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions will become effective 20 days following the date that we file a definitive information statement with the SEC and mails such information statement to our stockholders of record as of November 9, 2006, which was the record date for the action taken. We intend to file our information statement with the SEC as soon as practicable.

ITEM 5.   OTHER INFORMATION

         Effective November 1, 2006, we have relocated our corporate offices to
3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. This space consists of approximately 1,000 square feet of office space and we have a rent-free arrangement to utilize this space for a period of six months.

ITEM 6.   EXHIBITS

         The following exhibits are filed herewith or incorporated by reference.

                                                                       Incorporated by Reference
                                                                       -------------------------

     Exhibit                                                                                                    Filed
     Number           Exhibit Description                               Form        Dated          Exhibit      Herewith
     -------          -------------------                               ----        -----          --------     --------

     4.1              Note Modification Agreement between the           8-K         10/11/06       4.1
                      Registrant and James Robb

     10.1             Amendment Agreement between the Registrant        8-K         10/11/06       4.1
                      and Peace Mountain Natural Beverages Corp.

     31.1             Certification of Chief Executive Officer                                                      X
                      pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

     31.2             Certification of Chief Financial Officer                                                      X
                      pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

     32.1             Certification of Chief Executive Officer                                                      X
                      pursuant to 18  U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

     32.2             Certification of Chief Financial Officer                                                      X
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

                                                      CREATIVE ENTERPRISES
                                                      INTERNATIONAL, INC.

 November 20, 2006                           By: /s/ Donald J. McDonald
                                                 -------------------------------
                                                      Donald J. McDonald
                                                      Chief Executive Officer

 November 20, 2006                           By: /s/ Kenneth Brice
                                                 -----------------
                                                      Kenneth Brice
                                                      Chief Financial Officer