Form 10KSB
period 2006-12-31
Skinny Nutritional Corp.
filed 2007-04-02
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

0-51313
Commission file number

SKINNY NUTRITIONAL CORP. (Exact name of small business issuer as specified in its charter)

Nevada	23-3100268
(State of incorporation)	(IRS Employer Identification Number)

3 Bala Plaza East, Suite 117 Bala Cynwyd, PA 19004
(Address of principal executive office)

(610) 784-2000
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had revenues of $628,380 for the fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates on March 27, 2006 was approximately $20,851,000 based on the average bid and asked prices of the issuer’s common stock on such date.

As of March 27, 2007, the issuer had 75,573,059 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SKINNY NUTRTIONAL CORP.

iii

PART I

Item 1.  Description of Business

Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors.” No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

• our future financial results;

• our future growth and expansion into new markets; and

• our future advertising and marketing activities.

Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report. The safe harbors for forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not previously subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and whose securities are considered to be a “penny stock” and accordingly may not be available to us.

As used in this Report, references to the “we,” “us,” “our” refer to Skinny Nutritional Corp. unless the context indicates otherwise.

(a) Business Development

Skinny Nutritional Corp. (“Skinny”), formerly known as Creative Enterprises International, Inc., is the exclusive worldwide licensee of several trademarks for the use the term “Skinny.” We develop a line of functional beverages and snacks ,all branded with the name “Skinny” that are marketed and distributed primarily to weight conscious consumers. Our business strategy is to develop a variety of functional beverages and snacks utilizing the our licensed Skinny trademarks. These trademarks include Skinny Water, Skinny Tea, Skinny Shakes, Skinny Snacks, Skinny Java and others.  In 2004 we began implementing our business plan of marketing and distributing bottled water and Skinny Water as a dietary supplement. As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to assist consumers in their weight-management efforts.

We were originally incorporated on June 20, 1984, in the State of Utah as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc., a Delaware corporation, and changed our name to Creative Enterprises International, Inc. This agreement provided that all shares of common stock of the Delaware corporation issued and outstanding on that date be exchanged for shares of common stock issued by the Nevada corporation, which changed its name after the reorganization to Creative Enterprises International, Inc. Prior to the reorganization, we had 32,659,591 shares of common stock outstanding and pursuant to the agreement, we effected a 1 for 16.33 reverse stock split. This reduced the number of outstanding shares to 2,000,000. We then issued an additional 2,500,000 post-split common shares in the acquisition. On September 18, 2002 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission. This registration statement was amended on five occasions and ultimately withdrawn on September 30, 2004 prior to being declared effective by the SEC. The registration statement was filed solely on behalf of certain of our security holders and in conjunction with an offering of warrants to our then-current stockholders and did not attempt to register shares to be sold directly by our company. This filing was withdrawn for a number of reasons. First, the shares of common stock held by the proposed selling security holders became eligible to be resold pursuant to Rule 144(k) and accordingly did not require us to further prosecute the registration statement. In addition, as we were entering into a new line of business shortly after filing the final amendment to the registration statement, the additional expense and effort required was not justified in light of availability of the exemption provided by Rule 144(k). We decided to change our line of business as management subsequently determined that it would not be cost-effective for us to continue to attempt to develop a market in the United States for the products described in that registration statement. In 2004, management was able to negotiate license agreements with Peace Mountain Natural Beverage Corporation (as described below) in order to provide us with the rights to various Skinny trademarks necessary to engage in our present business line. On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving, among other, things, the change in our corporate name to “Skinny Nutritional Corp.”

We have had limited operations to date. For our 2006 fiscal year, we generated revenues of $ 626,380 and incurred a net loss of $2,303,446. Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements.

Starting in our 2005 fiscal year, we have been able to devote increasing amounts of resources to marketing and sales activities regarding our consumer products, including the procurement of a number of purchase orders from distributors and retailers. This trend continued in our 2006 fiscal year.

(b) Business of the Issuer

Overview

We operate our business in the rapidly evolving weight loss and health foods beverage industries and are currently focused on developing, distributing and marketing nutritionally-focused functional beverages, portion-controlled, prepared snack food programs and other dietary supplements. Currently, our line of products consists of:

•  Skinny Water; and
•  Skinny Snacks.

Our Skinny Water product, which we originally introduced in 2005, has been reformulated to include three new flavors: Peach, Lemon and Berry, and we expect to re-launch this product in our second fiscal quarter of 2007. Our Skinny Snacks products consists of high protein shakes, nutrition snack bars, protein fortified pretzels and chips and a line of desserts that include protein enhanced puddings and gelatins, which were originally launched in the first quarter of 2007, are being augmented to include “1 Week” and “1 Day” Snack Packs, which we anticipate launching in the second quarter of 2007.

We are currently developing new product extensions and formulations of new functional beverages and snacks and bringing to our products to our distribution network for selling. Our current business strategy is to develop and maintain a firm focus in establishing a market for the Skinny brand in the United States and generate sales and brand awareness through television advertising and internet sales as well as building a national sales and distribution force to take our products into retail and direct store delivery (DSD) distribution channels.

Our principal executive offices are located at 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Developments in 2006

Financing Activities

As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2006, we have raised a total of $1,492,000 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team. In these financings, we raised gross proceeds of $275,000 from the sale of 687,500 shares of our Common Stock and 687,500 warrants, issued an aggregate principal amount of $692,000 of convertible debentures, of which amount, the holders of the principal amount of $642,000 of such debentures converted their debt instruments into a total of 12,909,860 shares of common stock in October 2006. In October 2006 we raised $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. This financing was for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, we received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. We also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). This note was converted into 2,000,000 shares of common stock in March 2007. In connection with this financing, we issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006.

We have used the proceeds from these transactions for working capital and the repayment of debt owed to third parties. The securities sold in this financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors are “accredited investors” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Reorganization

In October 2006, we began to reorganize our business operations to completely focus on our “Skinny” brand, including a change in our company name to “Skinny Nutritional Corp.”, a change in management, modification of certain of our contractual relationships, conducting financing activities and restructuring our debt.

On October 4, 2006, we entered into an agreement with Mr. James Robb, at the time a member of our board of directors, modifying the convertible note issued in June 2006. Pursuant to this agreement, we modified the repayment terms of the note by paying to Mr. Robb an amount of $10,000 upon the initial closing of our October 2006 financing, and the balance of the principal and accrued and unpaid interest within 60 days thereafter. Following a further modification of the repayment obligation, the principal of this note was paid on March 13, 2007. On October 4, 2006, we entered into a Separation Agreement with Mr. Christopher Durkin, our former President, Chief Executive Officer and a director. Pursuant to this agreement, Mr. Durkin agreed to resign from all positions with us effective upon his receipt of payment of $32,500 as payment of accrued but unpaid compensation and expenses. Mr. Durkin also agreed to provide us with a general release of claims in the separation agreement. We made the cash payment to Mr. Durkin on October 5, 2006 and his resignation is effective as of such date. As additional severance compensation, we agreed to issue Mr. Durkin 300,000 shares of Common Stock.

Further, on October 4, 2006, we elected Mr. Ken Brice, who was also serving as our Chief Financial Officer, as a member of our board of directors and appointed Mr. Michael R. Reis as our interim Chief Operating Officer and also elected him as a director. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors. Further, on October 6, 2006, Mr. James Robb notified us that effective on such date he resigned from our board of directors.

On October 4, 2006, we also entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages Corporation. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties agreed to amend and restate our royalty obligation to Peace Mountain and we now have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000.

On October 10, 2006, we entered into an agreement with Jamnica, d.d. and Jana North America, Inc., which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of the distribution agreement dated July 21, 2004, between Skinny and Jamnica. In the new agreement, the parties agreed to the following arrangements: (a) our obligation to Jamnica, in an amount of $207,321, is eliminated; (b) Jamnica and Jana North American shall pay an amount of $23,125 on our behalf in satisfaction of storage and warehousing fees; (c) receivables due to us from select accounts shall be transferred to Jana North America; and (d) we shall make available to Jana North America all inventory of Jana bottled waters in our possession. In addition, the parties agreed that we will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of our licensed trademarks or logos concerning the our ‘‘Skinny’’ product line. Pursuant to the agreement, we will also provide additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters. Each of the parties also agreed to release the other from any obligations or claims arising from the distribution agreement.

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options to certain of our employees under our Employee Stock Option Plan.

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. As of January 31, 2007, we received conversion notices from holders representing an aggregate principal amount of $2,075,000 of convertible debentures, which represents approximately 83% of the outstanding $2,515,000 principal amount of debentures. We issued these holders an aggregate of 20,750,000 shares of common stock. The securities issued in connection with the conversion of debentures have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

Subsequent Events

Recent Private Offering of Securities. As of March 27, 2007, we consummated a final closing of a private offering of shares of common stock for aggregate gross proceeds of $750,000. In this financing, we sold a total of $749,525, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. We received total net proceeds of approximately $645,000 after giving effect to payment of approximately $75,000 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 999,366 warrants to purchase our common stock (the “Agent Warrants”). The Agent Warrants will be exercisable for a period of five years at $0.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. In connection with the financing, we also issued an aggregate of 4,812,500 shares of its common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share.

Forbearance Agreement. On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank, a Division of Leesport Bank concerning the repayment of a promissory note in the principal amount of $500,000 made by us to the Bank in March 2005, which note was a demand loan payable upon the demand of the Bank. Currently, there is an outstanding balance of $314,533 due on the note. Pursuant to the Forbearance Agreement, we and the Bank agreed to the following repayment schedule for the outstanding balance due: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007. Interest will continue to accrue on the note at the rate of 1% above the Wall Street Journal Prime Rate. Provided we comply with these and its other obligations under the Agreement, the Bank agrees to forbear from taking any action in connection with the note until it is due. In addition, in order to secure the repayment of the note and our obligations under the Agreement, our Chairman pledged certain shares of common stock of other publicly traded companies held by him, we granted the Bank a first priority security interest in its accounts and other assets and our Chairman and certain of his affiliates provided personal guarantees for the loan amount. In the event the aggregate market value of the pledged securities is less than $350,000, then the Bank may exercise its rights to accelerate repayment of the note and otherwise take such actions as is permitted under the Agreement to protect its security interest in the collateral. We are currently in final negotiations with another bank to refinance this loan over a 12 month period. However, no assurances can be given that we will enter into such an agreement.

 Compensation Matters. On January 12, 2007, our Board of Directors approved modifications in the monthly compensation rates, effective as of January 1, 2007, payable to each of our Chairman, Chief Executive Officer and Chief Financial Officer. Each of these executives will now receive a monthly fee of $7,500, plus reimbursement of approved corporate expenses. In addition, on such date, the Board granted to our Chairman options to purchase 3,000,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of five years at a per share exercise price of $0.26. Of the options granted, 20% of the total grant amount vest immediately and the balance vests in equal annual installments of 20% on the each anniversary date of the date of grant.

    Distribution Agreement. On February 27, 2007, we entered into a Marketing and Distribution Agreement with Geltech Sales, LLC for the national distribution of our Skinny-branded products. The initial term of the Agreement is three years, and it is renewable in one-year increments. Under the Agreement, Geltech agreed to solicit orders for our products through its distribution channels, which includes mass merchandisers, supermarkets, convenience stores, mass drug stores, as well as establishing distribution agreements with local, regional, and national direct store delivery (DSD) companies. The Agreement is exclusive subject to certain contractually-specified exceptions. Either party may terminate the Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, we may elect to terminate the Agreement if Geltech fails to meet its performance obligations or terminate the Agreement without cause upon sixty (60) days prior written notice. In consideration for Geltech’s services, we agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. We will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the performance requirement of assisting us place product in 20,000 stores within two years from the date we commence selling products under our distribution agreement. In addition, on February 27, 2007, we issued an additional total of 300,000 warrants to two consultants in consideration of the services rendered by such persons in connection with the negotiation and execution of the Agreement.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population. The 2003-2004 National Health and Nutrition Examination Study estimated that 66% of the adult population is overweight and 33% is obese, an increase from 47% and 15%, respectively, in 1976.  According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as diabetes, heart disease, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be thin. According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe our products are well positioned to attract both types of dieters.

Our products compete in the dietary supplement market and in the case of Skinny Water also as functional beverages. The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need. This category includes: herb-enhanced fruit drinks, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. These industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. Pressures to reduce the cost of our products because of market forces could adversely impact our revenues.

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

Our Products

Our line of products currently consists of Skinny Water and Skinny Snacks. Skinny Water, which was introduced in 2005 has been reformulated and we expect to relaunch this product in our second fiscal quarter of 2007. Management intends to market additional “Skinny” products in the future, when it believes that market conditions are favorable.

Skinny™ Snacks

In February 2007, we introduced Skinny Meals, our line of pre-packaged, portion-controlled snack foods sold under the Skinny brand. In May, 2007, we plan to introduce an modified version of this product under the brand name of Skinny Snacks. Skinny Snacks - 1 Week Packs consists of 28 separate snacks that dieters use to substitute for 4 snacks each day. Snacks include bars, shakes and other snacks and desserts. Customers then eat one or two regular meals to complement the snacks for a total calorie consumption of approximately 1,200 calories per day. Based on independent testimonials, management believes that individuals following this diet can loose 2-3 pounds per week. We are also introducing a 1-day version of Skinny Snacks which includes 4 snacks to complement a regular meal during the day.

Skinny Water®

Skinny Water is water containing a proprietary, natural appetite suppressant, with a lemon taste and a natural water appearance. We initially introduced Skinny Water® under the “Jana” brand. However, we now currently offer it under its own brand - “Skinny”. To market this product, we rely on the licenses from Peace Mountain and InterHealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. We have reformulated Skinny Water in 3 flavors and expect to relaunch it in our second quarter of 2007. Skinny Water is being bottled at Adirondacks Beverages in upstate New York, a co-packer of functional beverages. We purchase finished product in 24 bottle cases ready for shipment to retailers and distributors anywhere in the U.S.

Skinny Water’s main dietary ingredient, “SuperCitriMax,” is available for use in beverages and foods in the U.S. and a number of other countries. Super CitriMax has been affirmed GRAS (Generally Recognized as Safe) for use in functional beverages by the Burdock Group, a toxicology specialist that evaluates the safety of food and beverage ingredients. This process involved an intensive review of all safety and toxicology data by a panel of scientific experts. (Source: InterHealth Nutraceuticals, Inc.). Further, human clinical studies of Super Citrimax, conducted through Georgetown University Medical Center resulted in findings that included, weight loss, reduction in appetite, and an increase in fat burning and metabolism when used in conjunction with diet and exercise. The results of their findings are published in the peer-reviewed journal, Nutrition Research (24(1): 45-58, 2004).

Skinny Water is ephedrine-free and contains no caffeine, calories, or sugar. Skinny Water’s formula features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium, potassium and magnesium. Super CitriMax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from InterHealth.

On August 1, 2004 we entered into a three year license agreement with Peace Mountain Natural Beverages Corporation pursuant to which we license the exclusive right to bottle and distribute the “Skinny Products” worldwide. Under this agreement, Skinny Products include “Skinny Water”, “Diet Water”, “Skinny Tea”, “Skinny Juice” and “Skinny Shake”. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people lose weight when taken in conjunction with diet and exercise. Pursuant to this agreement, we must utilize only ingredients that are generally recognized as safe and must use concentrate and formulations agreed to by Peace Mountain. Our license agreement with Peace Mountain Natural Beverages Corporation is for a three year term and automatically renews for additional one year periods unless terminated, provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages Corporation. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the company’s royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000.

On June 7, 2004 we entered into an agreement with InterHealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax® in bottled liquid dietary supplement products. This right was granted by InterHealth on a non-exclusive basis. We use Super CitriMax® in our Skinny Water products Further, we must purchase quantities of Super CitriMax® from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®. Our agreement with InterHealth will continue unless terminated by either party.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include smoothies, teas, puddings, energy drinks, juices, nutrition bars, healthy snacks and ready-to-eat meals.

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts, distributor relationships, and electronic media. We use a combination of direct response television commercials, online advertising, and traditional offline advertising and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure to any brand and that retailers focus on effective shelf and display merchandising in order to yield increased revenue per shopping customer. Promotion is essential to any product launch and we will invest the appropriate amount of capital to build interest around our products. We intend to ultimately develop an integrated, multi-channel strategy of advertising, which will include television coverage, Internet, and sponsorship marketing. In addition, we will place an emphasis on targeted event-based tasting and sampling promotions.

Through our arrangement with Geltech, we intend to primarily sell to our distributors, who in turn sell to retail stores. However, subject to the terms of our agreement with Geltech, we will sell directly to retail stores as opportunities become available. Our representatives will maintain the pipeline flow of our products from our distributors (our direct customers), to the retailer (our distributors’ customers) to the end customer, the individual consumer.  We expect that our customers will purchase product through recurring one-time purchase orders and therefore will not be obligated to purchase a particular amount of product or to make multiple orders. We cannot provide any assurances as to whether customers will purchase specific quantities or make recurring purchases of our products.

Marketing to Distributors and Retailers

We have established a national distribution relationship with Geltech to market our products to their client stores and distributors using their existing distribution network. We expect to have our Skinny products in over 20,000 store locations by the end of fiscal 2008 through this agreement with Geltech. We intend to market our products to these channels by utilizing trade shows, trade advertising, television and internet advertising and other means of direct marketing.

Marketing to Consumers

We will utilize several marketing strategies to market directly to consumers. We have established an online ordering system that allows consumers to order directly through our site. The orders are paid for in advance and credit cards are cleared before the product is shipped via our leased warehouse space in South Plainfield, NJ. In addition, our TV advertising will allow consumers to call a toll-free number where a representative of the company will take the order and clear the transaction while the consumer is on the phone.

Distribution Strategy

In 2006 we had established distribution contracts with local distributors for Skinny Water. However, in February 2007, we entered into an exclusive agreement with Geltech for the distribution of our Skinny products in North America. Under this Agreement, Geltech will have the responsibility of arranging distribution and sales agreements for our products with customers and distributors. We will remain responsible for ultimately agreeing upon the terms of the sales and distribution agreement and Geltech will receive a royalty as consideration for its services. Neither Geltech nor any customers or distributors which we may contract with are subject to material ongoing purchase commitments. Accordingly, we expect to rely on recurring purchase orders for product sales and we annot determine the frequency or amount of purchase orders any given distributor or customer will make. We also distribute our products directly to select national retail accounts based on purchase order relationships, which are terminable by either party at-will.

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

Although we had established relationships with eleven beverage distributors in 2006, we currently do not have any long-term, written distribution relationships for our product line that will conflict with our agreement with Geltech. These former commercial relationships consisted of agreements with distributors to carry our products and to use their efforts to sell these products in their defined territories. On March 20, 2006, we entered into an agreement with Exclusive Beverage Distributors to serve the New York City and Long Island, N.Y. markets on an exclusive basis. The initial term of this agreement will expire December 31, 2009 and we will distribute our Skinny Water products in the designated territory pursuant to this agreement. We assigned our rights under this agreement for the distribution of Jana Water to Jana North America in connection with our restructuring in October 2006.

Sources and Availability of Raw Materials; Manufacturing

We license our products from the rights-holders and manufacturers: Peace Mountain and InterHealth. We license Skinny Water from Peace Mountain on an exclusive basis and we purchase supplies of Super CitriMax from InterHealth on a non-exclusive basis. Super CitriMax is utilized in Skinny Water. Skinny Water requires bottles, labels, caps, water, and other ingredients, including Super CitriMax. We fulfill these requirements through purchases from various sources, including purchases InterHealth. Other than Super CitriMax, we believe there are adequate supplies of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. Since Super CitriMax is only available from InterHealth, the termination of that agreement may have a materially adverse impact on our business and results of operations. We also expect the above referenced supplies to experience price fluctuations. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation.

Skinny Snacks are produced through a packing, or co-pack, facility in the United States. The co-pack facility assembles our products and charges us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers. We have no major supply contracts with any of our suppliers. As a general policy, we pick ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

We believe that as we continue to grow, we will be able to keep up with increased production demands. We believe that our current co-packing arrangement has the capacity to handle increased business we may face in the next twelve months. To the extent that any significant increase in business requires us to supplement or substitute our current co-packer, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product.

Competition

The weight loss industry consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as NutriSystems, Weight Watchers, Jenny Craig and LA Weight Loss, online diet-oriented sites such as eDiets.com and WeightWatchers.com, self-administered products and programs such as Atkins and the South Beach Diet and medically supervised programs. These competitors are greater in size and financial, personnel, distribution and other resources than we are and sell broader product lines than we do. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded ad campaigns. We believe that the principal competitive factors in the functional beverage and weight loss market are:

•	brand recognition and trustworthiness;

•	functionality of product formulations;

•	pricing;

•	new flavors;

•	attractive packaging; and

•	the ability to attract and retain customers through promotion and personal referral.

The market for functional beverages is also highly competitive. In order to compete effectively, we believe that we must convince independent distributors that our products have the potential to be a leading brand in the segments in which we compete. Pricing of the products is an important component of our competitive strategy. We will seek to ensure that the price for our products is competitive with the other products with which we compete.

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

In addition, in light of the competition for product placement with independent distributors, in 2005 and 2006 we had obtained several national retail accounts as an additional distribution channel for our products. These accounts included GNC, 7-11 (through its distribution relationship with McLane), Target and Safeway. We have reformulated our Skinny Water product and expect to relaunch it in our second fiscal quarter of 2007 and we believe that our relationships with these retailers will help alleviate the risk inherent in competition for independent distributors.

Significant competitors for Skinny Water in the liquid refreshment category are product lines sold by Fuze, Coca Cola’s Enviga, Trimspa, SoBe, Vitamin Water and Celsius. Skinny Water will also compete more broadly with all beverages available to consumers. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

Based on these key competitive factors, we believe that we can compete effectively in the weight management industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing a well-recognized program using the direct and electronic marketing and distribution channels, we believe that we have a competitive advantage in our market.

Research and Development

We undertake research and development activities in order to monitor developments within the dietary supplement industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and meeting with vendors. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term. Throughout 2007, we will focus our efforts on Skinny Water, other Skinny functional beverages, and Skinny Snacks.

Proprietary Rights, Brand Names and Trademarks

We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. We license the trademarks to our products from the manufacturers, including Peace Mountain and InterHealth. Management considers these licenses as material to our business. We license the trademarks “Skinny Water,” “Skinny Tea,” “Skinny Juice,” “Skinny Shake,” and “Diet Water” from Peace Mountain Natural Beverages. We license the trademark “Super CitriMax Clinical Strength” from InterHealth Nutraceuticals. The terms of our trademark licenses are discussed under the caption “Our Products.” The proprietary rights to our products are held by the manufacturer and are licensed to us for purposes of bottling and distribution.  Since we are not the owner of these rights, our ability to continue using them is subject to the terms and conditions of the license agreements we have entered into with the licensors. The termination of our license agreements with Peace Mountain and InterHealth would be likely to have a material adverse effect on our consolidated financial position and results of operations.  We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers.

Government Regulation

The production, marketing and importation of our products are governed by the rules and regulations of various federal, state and local agencies, including, but not limited to the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and all fifty state Attorneys General. This regulatory regime serves to ensure that the product is safe, our claims are truthful and substantiated and that our products meet defined quality standards. We have not encountered any regulatory action as a result of our operations to date, however, since we have recently commenced operations no assurance can be given that we will not encounter regulatory action in the future. The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, while the FTC regulates the advertising of these products. In addition, all states regulate product claims through various forms of consumer protection statutes.

The FDA has broad authority to enforce the provisions of the FFDCA applicable to bottled water and dietary supplements, including powers to issue a public “Warning Letter” to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate civil seizure and/or injunction actions, and civil and criminal penalty proceedings in the United States Federal courts. The FTC exercises jurisdiction over the advertising of dietary supplements and foods and has the authority over both “deceptive” and “unfair” advertising and other marketing practices. In addition to its broad investigative powers, the FTC has the power to initiate administrative and judicial proceedings against a company and may also seek a temporary restraining order or preliminary injunction against a company pending the final determination of an action The FTC’s remedies also include consumer redress, civil and criminal penalties. Weight loss products in particular are subject to increased regulatory scrutiny due to intensified campaigns by both FDA, FTC and states’ attorneys general. Any type of investigation or enforcement action either by the FDA, FTC or any other federal, state or local agency would likely have a material adverse effect on our consolidated financial position or results of operations.

We are subject to the food labeling regulations required by the Nutritional Labeling Education Act of 1991 (“NLEA”). These regulations require all companies which offer food for sale and have annual gross sales of more than $500,000 to place uniform labels in specified formats disclosing the amounts of specified nutrients on all food products intended for human consumption and offered for sale. This regulation would apply to all of our products. The FFDCA contains exemptions and modifications of labeling requirements for certain types of food products, such as in this case foods containing insignificant amounts of nutrients. The FFDCA also establishes the circumstances in which companies may place nutrient content claims or health claims on labels.

Our Skinny Water and other dietary supplements, are subject to the Dietary Supplement Health and Education Act of 1994 labeled (“DSHEA”), however a recent letter from the FDA has raised an issue with regard to whether the product is properly identified as a dietary supplement and its name. In 1994, the FFDCA was amended by DSHEA, which establishes a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines “dietary supplements” as “a vitamin; a mineral; an herb or other botanical; an amino acid; a dietary substance for use by man to supplement the diet by increasing total dietary intake; or a concentrate, metabolite, constituent, extract, or combination of any of the above dietary ingredients.” The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish regulations concerning good manufacturing practices (“GMPs”). We believe that our contract manufacturers meet the current regulations of the FDA specifically with regard to bottled water including good manufacturing practices (“GMPs”).

Government Regulation of Dietary Supplements

It is our intent that Skinny Water be regulated as a dietary supplement by FDA under DSHEA. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA, unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” We believe that the dietary ingredient presently utilized in Skinny Water is not a new dietary ingredient. However, should the FDA disagree at any time in the future, we may need to cease marketing our dietary supplement products that contain such ingredient and promptly file (or have the supplier of this ingredient file) a new dietary ingredient notification with FDA. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may market now or in the future, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients and would have a material adverse effect on our consolidated financial position or results of operations.

In addition, DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being. A dietary supplement may not claim to diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA as a “health claim” or “qualified health claim.” A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The label and labeling of our products do contain statements of nutritional support, however, and we have no assurance that FDA will find the company’s substantiation adequate to support the statements of nutritional support being made for our Skinny products. If the statement of nutritional support appears on a product label or labeling of a dietary supplement, there must also appear on such label and labeling a FDA disclaimer statement, which is as follows: “This statement has (or these statements have) not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Pursuant to DSHEA, we are also required to notify the FDA about our use of the statement(s) within 30 days of marketing the product (the “30 Day Letter”). Upon receiving the 30 Day Letter and thereafter if FDA were to determine that a particular statement of nutritional support is an unacceptable drug claim, an unauthorized version of a “health claim,” or unsubstantiated, a company may be prevented from using the claim and may face further regulatory action. There is no assurance that FDA will not make any of the aforementioned determinations with regard to the claims made for any of the company’s products and no assurance that FDA will find the company’s substantiation evidence for Skinny Water or on any other of our products, if ever requested, adequate to support the claims being made for the company’s products.

FDA has already stated in a Courtesy Letter dated September 22, 2005, that the use of the term “water” in the name of our “Skinny Water” product appears to cause our product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. A “Courtesy Letter” is the term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. We disagree with the position taken by FDA that Skinny Water is a “bottled water,” a conventional food. In response to the Courtesy Letter, we submitted a written response to FDA stating our position and have not received a reply from FDA to our response.

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

 Our advertising and sale of our dietary supplement products are subject to regulation by the FTC under the FTCA. The Federal Trade Commission Act (“FTCA”) prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine”, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made for our products at the time such claims are made.

In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. The FTC has specifically launched a nationwide law enforcement sweep called “Project Waistline” against companies making false and/or unsubstantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. Since our dietary supplement product, Skinny Water, makes weight loss claims on its label, labeling and advertising, there can be no assurance that FTC (or FDA) will not investigate our products. Should FTC choose to investigate, we have no assurance that the company’s substantiation evidence for the claims made on Skinny Water or on any other of our products will be adequate and as a result enforcement actions/remedies could ensue.

Other Regulatory Considerations

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

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Number of Employees

As of December 31, 2006, we had a total of five employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

RISK FACTORS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth under “Risk factors” and elsewhere in this Annual Report. We undertake no obligation to update any information contained in these forward-looking statements.

General Risks Related to Our Business

We have a limited operating history and our business model is highly speculative at the present time.

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2006, we earned revenues of $628,380. There can be no assurance that we will be able to continue to generate revenues or that we will ever be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain operations.

      As of December 31, 2006, we had an accumulated deficit of $10,298,891. For the years ended December 31, 2006 and 2005, we incurred losses from operations of $2,303,446 and $3,429,846, respectively. If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2006, our cash and cash equivalents was approximately $175,168. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. For instance, during the 2006 fiscal year, we raised an aggregate amount of $1,492,000 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that net cash on hand as of the date of this report and cash anticipated from operations and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period six months. Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2006, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

In 2005, we obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. We are currently negotiating with the bank to restructure the demand loan in order to agree upon a definite repayment schedule for the amounts outstanding as the bank has advised us that it wishes to have the outstanding principal repaid. In January 2007 we entered into a Forbearance Agreement with Madison Bank pursuant to which we agreed with the Bank upon an accelerated payment schedule of the outstanding principal amount (which was approximately $320,000). Under this arrangement, the entire loan amount is due by May 31, 2007 and provided we comply with our obligations, the Bank agrees to forbear from taking any action in connection with the note until it is due. We are currently negotiating with other financial institutions to provide us with a loan facility to assist us in satisfying these obligations under the Forbearance Agreement. As of the date hereof, we have not reached a definitive agreement regarding the repayment of this note and no assurances can be given that we will enter into such an agreement.

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

The dietary supplement industry is highly regulated at both the state and federal level.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies which regulate our products. Our products are subject to regulation by, among other regulatory entities, the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”). Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the FTC which regulates these activities under the Federal Trade Commission Act (“FTCA”). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

Our products are regulated as a dietary supplement under the Federal Food, Drug and Cosmetic Act (“FFDCA”), and are, therefore, not subject to pre-market approval by the FDA. However, our products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not present in the U.S. food supply as an article used for food before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if we make statements about the supplement’s effects on the structure or function of the body, we must, among other things, have adequate substantiation that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and our products must be manufactured in accordance with current good manufacturing practices or “GMPs” for foods. The FDA has published notice of its intention to issue new GMPs specific to dietary supplements, which, when finally adopted may be more expensive to follow than prior GMPs. A dietary supplement product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the “intended use” of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement until such time that the “intended use” of the product is not for the diagnosis, cure, mitigation, treatment or prevention of disease. Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising is subject to regulation by the FTC under the FTCA, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Further, the FTCA provides that the dissemination or the causing to be disseminated of any false or misleading advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine,” an advertiser is required to have a “reasonable basis” for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim may only require competent and reliable survey evidence.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC has specifically launched a nationwide law enforcement sweep called “Project Waistline” against companies making false and/or inadequately substantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. If the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC would materially adversely affect our ability to successfully market our products.

Our success is dependent on the performance and integration of our new Chief Executive Officer.

Donald McDonald joined as our new chief executive officer in October 2006. Our business and operations are substantially dependent on the performance and integration of our new CEO as well as the performance and cooperation of our former chief executive officer who continues to serve as our Chairman. These persons have worked together for only a short period of time. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. If we are unable to successfully integrate new executives into our operations, it may adversely impact our results of operations and financial condition.

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

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for dietary supplements is also highly competitive and our competitors in the functional beverage segment include well known brands such as Fuze and SoBe. Our competitors in the dietary snacks products include Weight Watchers, NutriSystems, Jenny Craig and others. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

We must engage distributors to sell our products principally to major retailers and chains including supermarkets and grocery and convenience stores. These relationships are typically on a purchase-order basis we do not have any relationships with distributors that are subject to significant minimum purchase commitments. Accordingly, we cannot assure any given level of performance by our distributors and we do not have any assurance that these accounts will result in recurring orders. The poor performance of our distributors, retailers or chains or our inability to collect accounts receivable from our distributors, retailers or chains could materially and adversely affect our results of operations and financial condition. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Accordingly, there can be no assurance that we will be able successfully to sell, market, commercialize or distribute our products at any time in the future.

We will rely heavily on independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Although we had established relationships with distributors in a number of markets across the United States for our products, we currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. For instance, our agreement with Geltech does not obligate them to purchase our product and we have the obligation of entering into revenue-generating agreements with distributors or retailers that Geltech brokers on our behalf. Further, we expect that any distributor we engage with will sell and distribute competing products, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include:

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

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of independent distributors. We currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. We intend to enter into written agreements with key distributors for varying terms and duration; however, many distribution relationships may be based solely on purchase orders and terminable by either party at will. We do not anticipate that in the future we will be able to establish, long-term contractual commitments from many of our distributors. In addition, we cannot provide any assurance as to the level of performance by our distributors under such agreements, that these agreements will include minimum purchase commitments by the distributors or that those agreements will not be terminated early. Moreover, there is the possibility that we may have to incur significant additional expenditures or agree to additional obligations to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets, including the granting of exclusive rights for a defined territory or imposition of termination payments. There is no assurance that we will be able to establish distribution relationships or maintain successful relationships with distributors in our geographic distribution areas. If we are unable to establish or maintain successful distribution relationships, our business, financial condition, results of operations and cash flows will be adversely affected.

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

Our Skinny Water product is available to us through our license agreement with Peace Mountain. Peace Mountain holds the proprietary rights to the Skinny Water brand and grants us the exclusive right to distribute the Skinny Water product pursuant to the terms of an exclusive license agreement. In addition, we purchase the key ingredient to Skinny Water, Super CitriMax, from a single provider, InterHealth Nutraceuticals, on a non-exclusive basis. Our Skinny Water product is an important element of our business strategy and we expect to derive a substantial amount of business from this product. We cannot provide assurance that we will achieve expected sales levels from this relationship. Further, Peace Mountain and InterHealth may each terminate their agreements with us due to our failure to comply with its contractual obligations. If either Peace Mountain or InterHealth terminates the agreement, we will not be able to successfully market Skinny Water. In the event either Peace Mountain or InterHealth elects to terminate its relationship with us, our business, financial condition, results of operations and cash flows will be significantly harmed.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. It is too early in the product life cycle of our brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. We believe that the success of our brands will be substantially dependent upon acceptance of our brand by consumers, distributors and retailers. Accordingly, any failure of our brand to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The functional beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive functional beverage brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Some of our direct competitors include Snapple, Stewart, Nantucket Nectar, Mystic, Jones Sodas, Boylans and Hansens. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than us, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

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

Certain Factors Related to Our Common Stock

Because our common stock is traded on the OTC Bulletin Board, a shareholder’s ability to sell shares in the secondary trading market may be limited.

Our common stock is currently listed for trading in the United States on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange, like The New York Stock Exchange or American Stock Exchange.

Because our common stock is considered a “penny stock,” a shareholder may have difficulty selling shares in the secondary trading market.

In addition, our common stock is subject to certain rules and regulations relating to “penny stock” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price. The price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following:

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

As of March 27, 2007, of the 75,573,059 issued and outstanding shares of our Common Stock, approximately 66,209,679 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a “non-affiliate” of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

  As of December 31, 2006, there were outstanding and immediately exercisable options to purchase 2,050,000 shares of Common Stock and other warrants to purchase 9,350,660 shares of Common Stock. In addition, as of January 31, 2007, after giving effect to the conversion of $1,795,000 of debentures pursuant to our debenture conversion offer, there remains outstanding an aggregate principal amount of $720,000 of convertible debentures which are convertible into an aggregate of 1,800,000 shares of Common Stock and an additional 1,800,000 warrants. The shares underlying our outstanding convertible debentures represent approximately 2.4% of our common stock, the shares underlying warrants (including the warrants that are issuable upon conversion of the debentures) represent approximately 14.8% of our common stock, and the shares underlying our currently outstanding options represents approximately 2.7% of our common stock. The conversion or exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, there are no shares of preferred stock are issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

Item 2.  Description of Property.

Effective November 1, 2006, we have relocated our corporate offices to 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. This space consists of approximately 1,000 square feet of office space and we have a rent-free arrangement to utilize this space until further notice.

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

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently taking place. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On or about May 8, 2006 a default judgment was entered against us in the Supreme Court of the State of New York for the County of New York (Index No. 600618/06) in the amount of $43,835.06 in an action brought against it by Evins Communications, Ltd. (“Evins”) purportedly commenced in February 2006 (and with respect to which complaint we do not believe it was served). The basis for such action is not known to the company. That judgment was later domesticated in Pennsylvania on or about August 3, 2006. We intend to move for relief against this judgment in the New York court.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to (1) amend our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) amend our Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions became effective as of December 27, 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Following our name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. Our common stock previously traded on the OTC Bulletin Board under the symbol CEII.OB from June 21, 2006 until December 26, 2006. Previously, our common stock traded on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 432 shareholders of our common stock as of December 31, 2006 holding 42,673,327 common shares.

	High Bid	Low Bid

Fiscal 2006

March 31, 2006	$0.65	$0.34
June 30, 2006	$0.20	$0.20
September 30, 2006	$0.12	$0.12
December 31, 2006	$0.18	$0.16

Fiscal 2005

March 31, 2005	$0.73	$0.55
June 30, 2005	$1.25	$1.01
September 30, 2005	$1.55	$0.70
December 31, 2005	$1.04	$0.65

Dividends and Dividend Policy

There are no restrictions imposed on us that limits our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2006, no cash or stock dividends  were  declared  or  paid  and  none  are  expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The board of directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

 Transfer Agent

The transfer for our Common Stock is InterWest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2006, which consists of our Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	10,650,000	$0.224	9,350,000
Equity Compensation Plans Not Approved by Stockholders (1)	2,443,750	$0.288	N/A
Total	13,093,750	-	9,350,000
__________________
(1) Consists of warrants issued to third parties for services rendered and our grant of 600,000 shares of restricted stock to certain of our employees during 2006.

Recent Sales of Unregistered Securities

Except as described below, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal year ended December 31, 2006 or during the current fiscal year, other than those disclosed in previous SEC filings.

As of March 27, 2007, we consummated a final closing of our private placement of $750,000 shares of its common stock. In the final closing, we received additional gross proceeds of $90,000 and we closed on gross proceeds of $749,525 in the aggregate. At the final closing, we issued an aggregate of 1,200,000 shares of common stock at the offering price of $0.075 per share and received net proceeds of approximately $80,000 in the final closing, after giving effect to payment of approximately $9,000 in commissions to registered broker-dealers that served as selling agents in the transaction and other offering-related expenses. The selling agents have also earned additional warrant compensation in the amount of 120,000 warrants to purchase our common stock (the “Agent Warrants”). The Agent Warrants will be exercisable for a period of five years at $0.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

On March 23, 2007, we issued 1,333,333 to a consultant in consideration for services to be rendered to us pursuant to a consulting agreement we entered into with such firm. The securities have not been registered under the Securities Act of 1933, as amended, and were issued reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as the consultant represented to us that is an “accredited investor”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

On March 23, 2007, we issued 2,011,015 shares of common stock to the investor in our October 2006 private placement to whom we issued a convertible promissory note in the principal amount of $100,000 upon his conversion of the principal and interest of such note. The securities issued in connection with the conversion of the note have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

Stock Repurchases

During fiscal 2006, we did not repurchase any shares of our common stock.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1—Business—Risk Factors” and included in other portions of this report.

Nature of Operations

We were originally incorporated in the State of Utah on June 20, 1984 as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc. and changed our name to Creative Enterprises International, Inc. This discussion relates solely to the operations of Creative Enterprises International, Inc. On November 15, 2006, a majority of our common stockholders provided written consent to change the name of the company to Skinny Nutritional Corp. to more accurately describe our evolving operations. This change became effective December 27, 2006. See “Our Products and Strategy” below.

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We have generated revenues of $628,380 for fiscal 2006 and incurred a net loss of $3,429,846 for fiscal 2005 and $2,303,446 for year ended December 31, 2006. Our net loss in 2006 included $205,000 in non-cash charges. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Our Products and Strategy

Through the year ended December 31, 2006, we have operated our business in the rapidly evolving consumer beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing a line of complementary nutritional products which we intend to market under the “Skinny” brand. These additional products consist of a line of weight loss products that will include meal replacement shakes, nutrition bars, healthy snacks, desserts and additional nutraceutical powders and capsules which are being formulated to help consumers lose weight.

In July 2004, we entered into a license and distribution agreement with Jamnica, d.d., that granted us an exclusive license to distribute Jamnica’s bottled waters in North America. Our agreement with Jamnica was for an initial term commencing on the date we received government approvals to distribute the products in the sales territory and continuing for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement would have automatically renewed for additional one year terms provided we satisfied certain sales volume targets. If we were unable to satisfy these targets, Jamnica had the right to either terminate the agreement or to appoint additional distributors in the territory. Based on the sales of Jana Water and Jana Skinny Water through the quarter ended September 30, 2006, we did not satisfy these targets and we had been in discussions with Jamnica to restructure our relationship with them.

On October 10, 2006, we entered into an agreement with Jamnica, d.d. and Jana North America, Inc. (the “Modification Agreement”), which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of our distribution agreement with Jamnica. Under the Modification Agreement, the parties agreed to the following arrangements: (a) our obligation to Jamnica of $207,321 is eliminated; (b) Jamnica and Jana North American shall pay an amount of $23,125 on our behalf in satisfaction of storage and warehousing fees; (c) receivables due to us from select accounts shall be transferred to Jana North America; and (d) we shall make available to Jana North America all inventory of Jana bottled waters in our possession. In addition, the parties agreed that we will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of our licensed trademarks or logos concerning our “Skinny” product line. Pursuant to the Modification Agreement, we will also provide additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters. Each of the parties also agreed to release the other from any obligations or claims arising from the distribution agreement.

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

On February 27, 2007, we entered into a Marketing and Distribution Agreement with Geltech Sales, LLC for the national distribution of our Skinny-branded products. The initial term of the Agreement is three years, and it is renewable in one-year increments. Under the Agreement, Geltech agreed to solicit orders for our products through its distribution channels, which includes mass merchandisers, supermarkets, convenience stores, mass drug stores, as well as establishing distribution agreements with local, regional, and national direct store delivery (DSD) companies. The Agreement is exclusive subject to certain contractually-specified exceptions. Either party may terminate the Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, we may elect to terminate the Agreement if Geltech fails to meet its performance obligations or terminate the Agreement without cause upon sixty (60) days prior written notice. In consideration for Geltech’s services, we agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. We will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the required performance metrics. In addition, on February 27, 2007, we issued an additional total of 300,000 warrants to two consultants in consideration of the services rendered by such persons in connection with the negotiation and execution of the Agreement.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the health and nutrition industries. We will sell these products to national retailers through our national agreement with Geltech, a large distributor serving over 20,000 stores as well as through the internet and telephone sales via TV and Cable advertising. We have been focused on, and will continue to increase our existing product lines and further develop our markets, including direct marketing through the Internet. We had established relationships with national retailers, including Target for the distribution of Skinny Water. However, we have reformulated Skinny Water in order to reduce our costs and in light of the termination of our agreement with Jamnica. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers that have previously purchased product from us. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Reorganization

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options under its Employee Stock Option Plan, including a total of 5,500,000 options granted to certain of our executive officers.

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. As of January 31, 2007, we received conversion notices from holders representing an aggregate principal amount of $1,795,000 of convertible debentures, which represents approximately 71% of the outstanding $2,515,000 principal amount of debentures. We issued these holders an aggregate of 17,950,000 shares of common stock.

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, except as discussed below under the caption “Liquidity and Capital Resources” we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings.

As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2006, we have raised a total of $1,492,000 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team. In these financings, we raised gross proceeds of $275,000 from the sale of 687,500 shares of our Common Stock and 687,500 warrants, issued an aggregate principal amount of $692,000 of convertible debentures, of which amount, the holders of the principal amount of $642,000 of such debentures converted their debt instruments into a total of 12,909,860 shares of common stock in October 2006. In October 2006, we raised $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. This financing is for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In this financing, we received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. We also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). This note was converted into 2,000,000 shares of common stock in March 2007.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of six months. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2006, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Management Discussion and Analysis:

Results of Operations: Year Ended December 31, 2006 compared to Year Ended December 31, 2005

For the twelve months ended December 31, 2006, our revenues were $628,380 as compared to $514,146 for the same period last year. This increase in revenues for the twelve months ended December 31, 2006 is due primarily to the results of our first nine months of operations during 2006 and our decision to not sell Jana brand water and to focus its resources on the Skinny brand. Cost of goods sold was $576,882 for the year ended December 31, 2006 as compared to $456,270 incurred during the same period last year. Initial product orders did not occur until May 2005, so the year to year comparisons are insignificant. In addition, we decided to focus on its new products during the fourth quarter of the 2007 fiscal year. Marketing and advertising costs were $394,949 for the year ended December 31, 2006 as compared to $1,307,186 for the same period last year, or a decrease of 70%. This decrease is attributed to the refocusing of the organization towards the development of the Skinny brand. A portion of this decrease was a result of our focus on cost containment cash conservation as we built our new brands and terminated our relationship with Jamnica.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $1,894,768 for the twelve months ended December 31, 2006 as compared to $1,950,320 over the same period in 2005. This decrease of 2.8% is primarily due to cost containment and restructuring the company. For the twelve months ended December 31, 2006, we also incurred additional expenses in connection with operating as a reporting company, which began in December 2005.

Interest expense was $32,932 for the year ended December 31, 2006 as compared to $230,216 for the same period last year. This decrease as well as the $82,592 in interest income is attributable to the conversion of our debt into equity during the first quarter of 2007.

Net loss from the disposition of fixed assets reflects the settlement with Jamnica and the related fixed assets that were part of the settlement.

Net loss for the twelve month period was $2,303,446 as compared to $3,429,846 for the same period last year or an improvement of 32.8%. This improvement was attributable to the company’s decision to no longer market Jana water, the conversion of its debt into equity and its cost containment measures.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of December 31, 2006, we had approximately $3,410,284 in working capital deficit and our cash balance was approximately $175,168. In January 2007, we converted $1,795,000 in convertible debt into equity, reducing our working capital deficit to $1,615,284. In October 2006, we raised a total of $525,000 in gross proceeds from private sales of 8,500,000 shares of our common stock and a convertible note in the principal amount of $100,000 to accredited investors in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933. To provide for our working capital during the year ended December 31, 2006, we had raised during the 2005 fiscal year approximately $2.6 million through a private placement of convertible debentures. We also raised an additional $205,000 during December 2005 from the sale of 512,500 shares of our common stock and 512,500 warrants to certain accredited investors in a private transaction and during the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of 687,500 shares of common stock and 687,500 warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. These transactions were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

As of March 27, 2007, we consummated a final closing of a private offering of shares of common stock for aggregate gross proceeds of $750,000. In this financing, we sold a total of $749,525, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. We received total net proceeds of approximately $645,000 after giving effect to payment of approximately $75,000 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 999,366 warrants to purchase our common stock (the “Agent Warrants”). The Agent Warrants will be exercisable for a period of five years at $0.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. In connection with the financing, we also issued an aggregate of 4,812,500 shares of its common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share

In addition, we have received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $145,000 was outstanding as of December 31, 2006. This loan bears interest at the rate of 15% per annum and was due August 24, 2006. We recently renegotiated the terms of the loan including adding the outstanding interest to the principal, reducing the interest rate to 12% and extending the due date to September 1, 2008. The loan requires monthly payments of $10,000 on the first of each month.

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

In addition, in June 2006, two of our then-current directors provided us with a loan in the aggregate amount of $50,000, in consideration of which we issued a convertible promissory note that is convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the note. The note is due one year from the date of issuance and the principal amount of the note shall accrue interest at the rate of 10% per annum, payable upon maturity. As described below in greater detail, we subsequently amended the repayment term of this note in connection with our October 2006 financing.

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

The securities sold in the above private placements have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are ‘‘accredited investors’’, as such term is defined in Rule 501(a) promulgated under the Securities Act.

We believe that net cash on hand as of the date of this Annual Report is only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of six months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Other Transactions Impacting our Capital Resources

On October 4, 2006, we entered into an agreement with Mr. James Robb, at the time a member of our board of directors, modifying the convertible note issued to Mr. Robb in June 2006. Pursuant to this agreement, we agreed to modify the repayment terms of the note by paying Mr. Robb an amount of $10,000 upon the initial closing of the October financing and the balance of the principal and accrued and unpaid interest within 60 days thereafter. The principal amount due to Mr. Robb is $50,000, which includes the assignment of a $25,000 convertible note to Mr. Robb in a private transaction, which note we originally issued to Mr. Christopher Durkin, our former Chief Executive Officer and a former director. Following a further modification of the repayment obligation, this note was paid in full on March 13, 2007.

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

We obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank concerning the repayment of this debt obligation. Pursuant to the Forbearance Agreement, we and the Bank agreed to the following repayment schedule for the outstanding balance due of $320,125: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007. Interest will continue to accrue on the note at the rate of 1% above the Wall Street Journal Prime Rate. Provided we comply with these and its other obligations under the Agreement, the Bank agrees to forbear from taking any action in connection with the note until it is due. In addition, in order to secure the repayment of the note and our obligations under the Agreement, our Chairman pledged certain shares of common stock of other publicly traded companies held by him, we granted the Bank a first priority security interest in its accounts and other assets and our Chairman and certain of his affiliates provided personal guarantees for the loan amount. In the event the aggregate market value of the pledged securities is less than $350,000, then the Bank may exercise its rights to accelerate repayment of the note and otherwise take such actions as is permitted under the Agreement to protect its security interest in the collateral. We are currently in final negotiations with another bank to refinance this loan over a 12 month period. However, no assurances can be given that we will enter into such an agreement.

In December 2004, we entered into an exclusive five year agreement with Big Geyser, Inc., to distribute our products in the New York City market. However, as described above, we terminated this agreement in January 2006. We do not believe that the termination of our agreement with Big Geyser will have a material adverse impact on our operations. However, Big Geyser disputed our ability to terminate the agreement for cause and commenced an arbitration proceeding against us with the American Arbitration Association seeking damages. We agreed to a settlement of this matter and it was paid in full in accordance with its terms in February 2007.

Break Even and Profitability

As discussed in the overview to this analysis, we are developing a new product line based on our Skinny brand which we began selling in the first quarter of 2007 in addition to our current retail business for Skinny water. We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the third quarter of calendar 2007 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

Product Research and Development

We intend to expand our line of products, as described in the “Overview” section of this Management’s Discussion and Analysis, at such time as management believes that market conditions are appropriate. Management will base this determination on the rate of market acceptance of the products we currently offer. We do not engage in material product research and development activities. New products are formulated based on our license arrangements with our suppliers and licensors.

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2006 fiscal year and an additional $387,000 during to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2007 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of December 31, 2006 we have 5 employees including, our executive officers.

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

Item 7.  Financial Statements.

Our audited financial statements for the fiscal year ended December 31, 2006 follows Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in December 2005. During the 2006 fiscal year, we began to adopt and implement various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a public company must adopt and maintain. Measures we adopted during the course of our 2006 fiscal year to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting were reported on our prior periodic reports during the year. During the fiscal quarter ended December 31, 2006, we increased the membership of our board of directors to consist of four persons and engaged an interim Chief Operating. We continue to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

Except for the events described above, there have been no other changes in the internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of four members. There are no family relationships among our current executive officers and directors. Officers are elected by and serve at the discretion of the Board of Directors.

Effective March 8, 2006, Mr. Christopher Durkin was elected to our board of directors and was appointed as our Chief Executive Officer and President, Mr. James Robb was elected to our board, Mr. Michael Salaman resigned as Chief Executive Officer and President (while remaining as Chairman) and Mr. Scott Perlstein resigned from our board. Subsequently, in October 2006, Messrs. Durkin and Robb resigned from all positions with us and we appointed Mr. Donald J. McDonald as our Chief Executive Officer, President and director, Mr. Michael Reis and our interim Chief Operating Officer and a director and Mr. Kenneth Brice, who had been serving as our Chief Financial Officer, to also serve on our board of directors.

Our directors and officers are currently as follows:

Name	Age	Position

Donald J. McDonald	54	Chief Executive Officer, President and Director

Michael Salaman	44	Chairman of the Board

Michael Reis	62	Interim Chief Operating Officer and Director

Kenneth Brice	60	Chief Financial Officer and Director

Business Experience

Donald J. McDonald. Donald J. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974.

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

Michael Reis. Since April 2003, Mr. Reis operates a consulting practice through M.R. Reis Co., pursuant to which he provides business and accounting consulting services. Prior to that, Mr. Reis was the Chief Financial Officer of Weaver Nut Co., a position he held from June 2001 through April 2003. Prior to that, Mr. Reis began his career as an accountant with Deloitte & Touche and thereafter held executive positions with a number of companies including serving as the Chief Financial Officer of Public Gas Co., the Chief Financial Officer of Waste Masters, Inc., the President of Pollution Control Industries and a Senior Vice President of ENSI. Mr. Reis graduated from Bloomfield College & Seminary in 1973 with a B.A. in Accounting and Mathematics.

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

Significant Employee

April Shelley Brown. On October 6, 2006, the Company appointed Ms. April Brown as its Chief Marketing Officer. Ms. Brown was most recently employed by Nautilus, Inc. from April 2002 to May 2006 where she has held the positions of Senior Director - Marketing Strategy since 2004, the Director of Creative Services and Marketing Operations and Creative Director. Prior to that, Ms. Brown was the Senior Art Director of Publicis Advertising from December 1999 to September 2001. From 1998 - 1999, Ms. Brown was a Graphic Design Strategist at Nike, Inc. and from 1996 - 1998, she served as a creative director for BHP, Ltd. Ms. Brown is 42 years old and graduated from Reed College in 1990 with a B.A. in Fine Art and Theoretical Physics.

Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of four individuals. None of our current directors is independent as defined in the Marketplace Rules of The Nasdaq Stock Market.

During the fiscal year ended December 31, 2006, our board of directors held two meetings and acted by unanimous written consent on 11 occasions.

Due to the fact that our Board currently consists of four persons, none of whom are independent, we have not formally constituted any Board committees, including an audit committee. None of our current directors qualifies as an “audit committee financial expert” as defined in Item 401 under Regulation S-B of the Securities Act of 1933. In connection with our transition to being a reporting company we are actively seeking to expand our Board membership to include a majority of independent directors, including at least one person that satisfies the definition of “financial expert.”

The board did not adopt any modifications to the procedures by which security holders may recommend nominees to its board of directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2006 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements.

Code of Ethics

Due to the fact that we are currently seeking to expand our board of directors to include independent directors on our board members, we have not currently adopted a Code of Ethics. We intend to adopt a Code of Ethics, as defined by Rule 406 of Regulation S-B, promptly upon the election of additional independent members to our board of directors.

Item 10.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of each person who served as our chief executive officer, our chief financial officer and other executive officers (the “Named Executive Officers”) with annual compensation exceeding $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Donald J. McDonald Chief Executive Officer and President (1)	2006	$20,000	$0	0	75,000	0	95,000
Kenneth Brice, Chief Financial Officer (2)	2006	$0	$0	2,500	75,000	103,112	181,112
Michael Salaman, Chairman and former Chief Executive Officer (3)	2006	$28,605	$0	0	0	5,000	33,065
Christopher Durkin, Former Chief Executive Officer (4)	2006	$43,253	0	3,000	0	32,500	78,753

____________
(1) Mr. McDonald became our Chief Executive Officer and President on October 6, 2006.
(2) We pay compensation to our Chief Financial Officer to a consulting firm of which he is a principal.
(3) Mr. Salaman served as our Chief Executive Officer and President until March 8, 2006. Mr. Salaman continues to serve as our Chairman.
(4) Mr. Durkin served as our Chief Executive Officer and President from March 8, 2006 until October 5, 2006.

Director Compensation

      We do not pay any fees or other compensation to our directors for service as a director or attendance at board meetings. We have not adopted any retirement, pension, profit sharing, or other similar programs.

Employment Agreements

We have not entered into written employment agreements with any of our executive officers. During 2006, we compensated each of our Chairman, Chief Executive Officer and Chief Financial Officer at the rate of $5,000 per month. On January 12, 2007, the Board of Directors of the Company approved increases in the monthly compensation rates, effective as of January 1, 2007, payable to each of its Chairman, Chief Executive Officer and Chief Financial Officer. Each of these executives will now receive a monthly fee of $7,500, representing an increase of $2,500 per month, plus reimbursement of approved corporate expenses. The amounts payable to our Chief Financial Officer are paid to a consulting company of which our Chief Financial Officer is a principal.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our Named Executive Officers as of the year ended December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Donald J. McDonald	500,000	2,000,000	500,00	$0.12 (1)	10/06/11	__	__	__	__
Kenneth Brice	500,000	2,000,000	500,000	$0.12 (1)	10/06/11	__	__	__	__
Michael Salaman (2)	150,000	0	0	$0.50	1/18/07	__	__	__	__
Christopher Durkin	0	0	0	N/A	N/A	__	__	__	__
________________________
(1)
The exercise price of the vested options is $0.12 per share. The exercise price of the unvested options is $0.25 per share. Unvested options vest in equal annual increments of 20% on each anniversary of the grant date.

(2)	Excludes grant of 3,000,000 options on January 12, 2007.

Stock Option Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The Plan will terminate ten years from the date of its adoption by the Board, unless sooner terminated. Our Board of Directors, on October 6, 2006, unanimously approved and recommended for shareholder approval the amendment of the Plan to increase the number of shares authorized for issuance thereunder from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under our stock option plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2006, 10,650,000 options were issued and outstanding.

Administration. The Plan is administered by a committee delegated by the Board of Directors, or by the Board of Directors itself (the “Committee”). Subject to the provisions of the Plan, the Committee has discretion to determine the employee, consultant or director to receive an award, the form of award and any acceleration or extension of an award. Further, the Committee has complete authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical), and to make all other determinations necessary or advisable for the administration of the Plan.

Eligibility. Awards may be granted to any of our employees or consultants or to non-employee members of the Board of Directors or of any board of directors (or similar governing authority) of any of our affiliates.

Types of Awards. Awards under the Plan include incentive stock options and nonstatutory stock options. Each award will be evidenced by an instrument in such form as the Committee may prescribe, setting forth applicable terms such as the exercise price and term of any option or applicable forfeiture conditions or performance requirements for any restricted stock grant. Except as noted below, all relevant terms of any award will be set by the Committee in its discretion. Incentive stock options may be granted only to eligible employees of the Company or any parent or subsidiary corporation and must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant (one hundred ten percent (110%) for incentive stock options granted to any ten-percent (10%) shareholder). In addition, the term of an incentive stock option may not exceed ten (10) years. Nonstatutory stock options must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant and the term of any Nonstatutory Stock Option may not exceed ten (10) years. In the case of an incentive stock option, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of his or her employer corporation and its parent and subsidiary corporations) may not exceed $100,000.

Effect of Significant Corporate Events. In the event of a change in control, the Board shall have the discretion to provide for any or all of the following: (i) the acceleration, in whole or in part, of outstanding Stock Options, (ii) the assumption of outstanding Stock Options, or substitution thereof, by the acquiring entity and (iii) the termination of all Stock Options that remaining outstanding at the time of the change of control. In the event of any change in the outstanding shares of Common Stock through merger, consolidation, sale of all or substantially all our property, or organization, an appropriate and proportionate adjustment will be made in (i) the maximum numbers and kinds of shares subject to the Plan, (ii) the numbers and kinds of shares or other securities subject to the then outstanding awards, and (iii) the exercise price for each share subject to then outstanding Stock Options. Should any change be made to the common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class, appropriate adjustments shall be made to (i) the maximum number and/or class of securities issuable under the Plan, and (ii) the number and/or class of securities and the exercise price in effect under each outstanding option.

Amendments to the Plan. The Board of Directors may amend or modify the Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that the Board may not, without the consent of the participant, reduce the number of shares subject to the award, reprice outstanding awards or adversely effect the provisions relating to an award’s vesting and exercisability.

Item 11.  Security Ownership

The following table sets forth the beneficial ownership of our Common Stock as of March 30, 2007, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of March 26, 2007, there were 75,573,059 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers and Directors

Michael Salaman (1) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	7,712,657	10.1%
Donald J. McDonald (2) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	500,000	*
Kenneth Brice (3) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	750,000	*
Michael Reis (4) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	400,000	*

Other Beneficial Owners

Charles Hallinan P.O. Box 915, Bala Cynwyd, PA 19004	5,000,000	6.6%

Yehuda Dachs P.O. Box 495, Lakewood, NJ 08701	7,026,941	9.3%

All Directors and Officers as a Group (4 persons) (1)(2)(3)(4)	9,362,657	12.1%
_____________________
*	Denotes ownership percentage of less than 1%.
(1)
Based on information set forth in a Schedule 13D filed with the SEC on October 16, 2006. Includes vested options to purchase 600,000 shares of common stock. Excludes unvested options to purchase 2,400,000 shares of common stock.

(2)	Includes options to purchase 500,000 shares of Common Stock and excludes 2,000,000 unvested options.
(3)	Includes options to purchase 500,000 shares of Common Stock and excludes 2,000,000 unvested options.
(4)	Includes options to purchase 100,000 shares of Common Stock and excludes 400,000 unvested options.

Item 12.  Certain Relationships and Related Transactions.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-KSB captioned “Executive Compensation.”

On October 19, 2006, our board of directors approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of our employees, including a total of 250,000 shares to Mr. Kenneth Brice, our Chief Financial Officer and a member of the board.

On October 4, 2006, we entered into a Separation Agreement with Mr. Chris Durkin, our former President, Chief Executive Officer and a director. Pursuant to this agreement, Mr. Durkin agreed to resign from all positions with us effective upon his receipt of payment of $32,500 as payment of accrued but unpaid compensation and expenses. Mr. Durkin also agreed to provide us with a general release of claims. We made the cash payment to Mr. Durkin on October 5, 2006 and his resignation is effective as of such date. In addition, and as additional severance compensation, we agreed to issue Mr. Durkin 300,000 shares of Common Stock.

On June 5, 2006, Christopher Durkin, our former Chief Executive Officer and a member of our board of directors, and James Robb, a former member of our board of directors, each provided us with a loan in the amount $25,000, in consideration of which we issued a convertible promissory note. The note was convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the note. The note is due one year from the date of issuance and the principal amount accrues interest at the rate of 10% per annum, payable upon maturity. On October 4, 2006, we entered into an agreement modifying the note, pursuant to which we agreed to modify the repayment terms by paying an amount of $10,000 upon the initial closing of our October 2006 private placement and the balance of the principal and accrued and unpaid interest within 60 days thereafter. The principal amount due to Mr. Robb is $50,000, which includes the assignment of a $25,000 convertible note to Mr. Robb in a private transaction, which note was originally issued to Mr. Durkin. Following a further modification of the repayment obligation, this note was paid in full on March 13, 2007.

As of March 20, 2006, we issued convertible notes in the aggregate amount of $442,000 to Michael Salaman, our Chairman and former Chief Executive Officer and three other accredited investors. The notes are convertible at the option of the holder, into the securities we issue in any financing transaction we consummate during the term of the Notes. The Notes will be due one year from the date of issuance and the principal amount of the Notes shall accrue interest at the rate of 10% per annum, payable upon maturity. In connection with our October 2006 private placement of securities, holders of an aggregate principal amount of $442,000 of convertible notes, including our Chairman, elected to convert their notes into an aggregate of 8,909,860 shares of Common Stock. Of this amount, a total of 4,879,324 shares of Common Stock were issued to Mr. Salaman.

We obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank concerning the repayment of this obligation. Currently, there is an outstanding balance of $320,125.72 due on the note. Pursuant to the Forbearance Agreement, we and the Bank agreed to the following repayment schedule for the outstanding balance due: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007. Interest will continue to accrue on the note at the rate of 1% above the Wall Street Journal Prime Rate. Provided we comply with these and its other obligations under the Agreement, the Bank agrees to forbear from taking any action in connection with the note until it is due. In addition, in order to secure the repayment of the note and our obligations under the Agreement, our Chairman pledged certain shares of common stock of other publicly traded companies held by him, we granted the Bank a first priority security interest in its accounts and other assets and our Chairman and certain of his affiliates provided personal guarantees for the loan amount. In the event the aggregate market value of the pledged securities is less than $350,000, then the Bank may exercise its rights to accelerate repayment of the note and otherwise take such actions as is permitted under the Agreement to protect its security interest in the collateral. We are currently in final negotiations with another bank to refinance this loan over a 12 month period. However, no assurances can be given that we will enter into such an agreement.

Item 13.  Exhibits

The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been granted confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. Certain portions of exhibits marked with the symbol (##) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002)

3.1.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 28, 2006).

3.2	Amended By-laws (filed as Exhibit 3.2 to Current Report on Form 8-K filed on November 13, 2006).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).

4.2	Form of Warrants Issued March 30, 2004 (filed as Exhibit 4.2 to Registration Statement on Form 10-SB filed with the Commission on May 13, 2005).

4.3	Form of Convertible Debentures issued during 2005 fiscal year (filed as Exhibit 4.3 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.4	Form of Warrant issuable upon conversion of Convertible Debentures (filed as Exhibit 4.4 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.5	Form of Warrant issued in Private Sales of Securities (filed as Exhibit 4.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

4.6
Form of Convertible Note issued to our Chairman and certain other individuals as of March 20, 2006 (filed as Exhibit 4.6 to Registration Statement on Form 10-SB/A filed with the Commission on March 23, 2006).

4.7	Form of Convertible Note issued June 5, 2006 (filed as Exhibit 4.1 to Current Report on Form 8-K dated June 9, 2006.

4.8	Note Modification Agreement between the Company and James Robb (filed as Exhibit 4.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

4.9*	Form of Convertible Note issued in October 2006.

4.10*	Form of Warrant issued in February 2007 pursuant to Distribution Agreement.

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Jamnica, d.d., as amended, dated July 21, 2004 (filed as Exhibit 10.2 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4#	Agreement with InterHealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.5#	Agreement with Big Geyser, Inc., dated December 14, 2004 (filed as Exhibit 10.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.6 (1)	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.7	Demand Note held by Madison Bank (filed as Exhibit 10.7 to Registration Statement on Form 10-SB/A filed with the Commission on December 16, 2005).

10.8
Lease Agreement dated September 12, 2005 between the Company and Rose Hill Property Assoc., Inc. (filed as Exhibit 10.8 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

10.9#	Agreement with Exclusive Beverage Distributors dated March 20, 2006 (filed as Exhibit 10.9 to our Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.10	Separation Agreement between the Company and Christopher Durkin (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2006).

10.11*##	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp.

10.12*	Termination Agreement between the Registrant, Jamnica, d.d. and Jana North America, Inc.

10.13	Forbearance Agreement between the Company and Madison Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2007).

10.14*##	Distribution Agreement with Geltech LLC dated February 27, 2007.

21*	Subsidiaries of Small Business Issuer.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)  Indicates a management plan or contract.

Item 14.  Principal Accountant Fees and Services.

We have selected Connolly, Grady & Cha, PC, as our independent accountants for the current fiscal year. The audit services to be provided by Connolly, Grady & Cha consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by Connolly, Grady & Cha. The following table presents fees for professional audit services rendered by Connolly, Grady & Cha for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2006 and 2005. Fees for professional services by our independent auditors for the fiscal years 2006 and 2005 in each of the following categories are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees (1)	$25,000	$25,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	10,000	10,000
All Other Fees (4)	0	0
Total	$35,000	$35,000
______________
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

Pursuant to Section 10A(i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2005, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm.

Skinny Nutritional Corp
and Subsidiary

Consolidated Financial Statements

December 31, 2006

Skinny Nutritional Corp
and Subsidiary
December 31, 2006

Contents

Page

Independent Auditor's Report	F-1

Financial Statements

Consolidated Balance Sheet, December 31, 2006	F-2 - F-4

Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2006 and 2005	F-6 - F-7

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005 and 2004	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skinny Nutritional Corp and Subsidiary
3 Bala Plaza - Suite 117
Bala Cynwyd, PA 19004

We have audited the accompanying consolidated balance sheets of Skinny Nutritional Corp (a Nevada Corporation) and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp and Subsidiary as of
December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants
Philadelphia, Pennsylvania
March 27, 2007

Skinny Nutritional Corp and Subsidiary

Consolidated Balance Sheet

December 31, 2006

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

ASSETS

	December31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$118,683	$76,780
Cash - escrow, restricted	56,485
Accounts receivable	3,406	71,877
Inventory		193,082
Prepaid expenses	46,460	97,878
Total current assets	225,034	439,617

FIXED ASSETS
Fixed assets	9,973	138,833
Accumulated depreciation	(3,699)	(18,439)

Total fixed assets	6,274	120,394

OTHER ASSETS
Security deposits		11,790

TOTAL ASSETS	$231,308	$571,801

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2006	2005
CURRENT LIABILITIES
Current maturities of long term debt	$300,283	$106,216
Line of credit	314,533	314,533
Accounts payable	296,596	516,255
Accrued expenses	30,000
Accrued interest payable	118,906	204,504
Current portion of convertible notes	2,395,000	177,000
Settlements payable	180,000

Total current liabilities	3,635,318	1,318,508

LONG TERM LIABILITIES
Long-term debt, net of current portion		20,320
Convertible notes payable, net of current portion		2,459,000

Total long term liabilities		2,479,320

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares
authorized, 42,673,327 shares issued and outstanding
at December 31, 2006 and 15,115,000 issued and
outstanding at December 31, 2005	42,673	15,115
Additional paid-in capital	6,852,208	4,754,303
(Deficit) accumulated during the development stage	(10,298,891)	(7,995,445)

Total stockholders’ deficit	(3,404,010)	(3,226,027)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$231,308	$571,801

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004 *

Revenue - net	$628,380	$514,146	$11,704

Cost of goods sold	576,882	456,270	49,484

Gross profit	51,498	57,876	(37,780)

Expenses
Marketing and advertising	394,949	1,307,186	604,490
General and administrative	1,894,768	1,950,320	506,046

Total expenses	2,289,717	3,257,506	1,110,536

Net (loss) from operations	(2,238,219)	(3,199,630)	(1,148,316)

Other income (expense)
Loss from disposition of fixed assets	(114,887)
Interest expense	(32,932)	(230,216)	(40,620)
Interest income	82,592

Total other expenses	(65,227)	(230,216)	(40,620)

Income Taxes
Current	-0-	-0-	-0-
Deferred	-0-	-0-	-0-

Total income taxes	-0-	-0-	-0-

Net (Loss)	($2,303,446)	($3,429,846)	($1,188,936)
(Loss) per common share	($ .10)	($ .26)	($ .10)

* Restated for comparative purposes

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2005 and 2004

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2004	12,977,500	$12,977	$3,847,941	$(25,329)	$(4,565,599)

Issuance of common stock for
services rendered at
$.20 per share	125,000	125	24,875

Repayment of stock subscription				25,329

Issuance of shares as incentive
for bridge at $1.00 per share	52,000	52	51,948

Conversion of convertible debt
into common shares at
$.40 per share	1,338,000	1,338	533,862

Stock issued for consulting
services at $.83 per share	110,000	110	91,190

Issuance of common stock
for cash at $.40 per share	512,500	513	204,487

Net loss for the year ended
December 31, 2005					(3,429,846)

Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$	$(7,995,445)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$	$(7,995,445)

Conversion of convertible debt into
common shares at $.40 per share	302,500	303	120,697

Issuance of common stock
for cash at $.40 per share	687,500	687	274,313

Issuance of common stock
for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock
for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for
services at $.01 per share	900,000	900	8,100

Conversion of loans into
common shares at $.05
per share	12,840,000	12,840	629,160

Interest shares on above
conversion at $.144 per share	69,861	70	9,990

Issuance of common stock in
exchange for convertible
debentures at $.10	1,200,000	1,200	118,800

Warrants issued in exchange
for services			85,200

Options issued in exchange
for services			196,300

Net loss for the year ended
December 31, 2006					(2,303,446)

Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$0	$(10,298,891)

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents
	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,303,446)	$(3,429,846)	$(1,188,936)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss from disposition of fixed assets	114,887
Stock based compensation	9,000
Stock issued for service			406,000
Warrants issued for services	85,200
Stock options issued for services	196,300
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation	2,740	13,904	2,392
Accounts receivable	68,471	(71,877)
Inventories	193,082	(193,082)	14,517
Prepaid expenses	51,418	(97,878)
Other assets	11,790	(11,790)
Increase (decrease) in:
Accounts payable	(219,659)	342,588	(35,018)
Accrued expenses	30,000
Accrued interest	(85,598)	202,134
Settlements payable	180,000

Net cash used in operating activities	(1,665,815)	(3,245,847)	(801,045)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(3,507)	(121,342)	(2,490)

Net cash used in investing activities	(3,507)	(121,342)	(2,490)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2006		2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from stockholders loans (net)	$		$25,324	$	(287,052)
Contributed capital			906,670
Proceeds (payments) from convertible debenture,
net of conversions		(241,000)	2,636,000
Proceeds (payments) from advances			(507,750)		507,750
Proceeds from long-term debt		173,747	64,036		62,500
Issuance of common stock		1,834,963	1,830		522,000

Net cash provided in financing activities		1,767,710	3,440,643		805,198

NET INCREASE IN CASH		98,388	73,454		1,663
Cash and cash equivalents, beginning of period		76,780	3,326		1,663

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$175,168	$76,780		$326

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest		$32,932	$174,756		$-0-

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

1.	ORGANIZATION AND OPERATIONS

Skinny Nutritional Corp (the “Company”), formerly Creative Enterprises International, Inc., Inland Pacific Resources, Inc., Sahara Gold Corporation and Parvin Energy, Inc., was organized June 20, 1984 as a Utah corporation. On July 26, 1985, the Company changed its domicile to a Nevada corporation.

The Company has one wholly owned subsidiary, Creative Enterprises, Inc. formed in fiscal 2001. Creative Enterprises, Inc. owns Creative Partners International, LLC formed in fiscal 2001.

On November 15, 2006, holders of approximately 53% of the Company’s issued and outstanding Common Stock consented in writing to the adoption of resolutions approving (1) amendments to the Company’s Articles of Incorporation to (a) change the Company’s corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to the Company’s Employee Stock Option Plan to increase the number

The Company had secured an exclusive North American license and distributor agreement with Jamnica, d.d. for Jana water and has obtained the exclusive licensing rights to Skinny Water. The term of the agreement with Jamnica was for an initial term of one year from the date the Company receives certain government approvals; this agreement automatically renews thereafter subject to the Company’s achievement of revenue targets. During the quarter ended December 31, 2006, the Company ended its agreement with Jamnica by returning the unsold inventory and settling with Jamnica for receivables owed the Company and certain accounts payable.

The Company has obtained the exclusive licensing rights to Skinny Water from Peace Mountain Natural Beverages Corp., along with certain associated trademarks. The term of the agreement with Peace Mountain is for three years and self renews each year unless terminated. The Company has an agreement with Interhealth Nutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water. The term of this agreement is in perpetuity unless cancelled by either party.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

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

Basis of Consolidation

The consolidated financial statements include the accounts of Skinny Nutritional Corp. (formerly Creative Enterprises International, Inc. and Creative Enterprises, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns. Revenues generated up to December 31, 2006 are related to product lines that have been discontinued.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Cash - Restricted

The Company in its efforts to raise capital has established escrow accounts where funds are transmitted until it is cleared by the Company’s attorneys. Once cleared, the monies are transferred into the Company’s operating account. At December 31, 2006, the Company had $56,485 in restricted escrow cash all of which cleared in January, 2007.

Depreciation

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years. Depreciation is computed on the straight line method for financial reporting and income tax purposes.

Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt write-offs of $35,507.19 and $-0- were recorded for the years ended December 31, 2006 and 2005, respectfully.

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of December 31, 2006, there was no inventory on the books.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”). SAF 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS 123 (R) requires

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

The Company measures compensation cost issued to non employees in accordance with Emerging Issues Task Force 96 18, “Accounting for Equity Instruments That Are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and Emerging Issues Task Force 00 18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

5.     RELATED PARTY TRANSACTIONS

In March and April 2006, the Company received an aggregate amount of $642,000 in loans made by its Chairman and former Chief Executive Officer and four additional accredited investors. The amount of the loan from our Chairman was $242,000. In connection with the Company’s private placement in October 2006, the holders of these convertible debentures converted the entire principal amount and accrued but unpaid interest into an aggregate of 12,909,860 shares of the Company’s Common Stock at a conversion rate of $0.05 applicable to the principal outstanding.

On October 4, 2006, the Company restructured a loan from a former director in the amount of $50,000. The principle amount of the note was paid in full on March 16, 2007.

As of December 31, 2006, we compensate each of our Chief Executive Officer, Chairman and our Chief Financial Officer at the rate of $7,500 per month based on a consulting arrangement. We have not entered into a written agreement with these persons.

On October 19, 2006, the board of directors of the Company approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of its key management personnel for past services rendered, including a total of 250,000 shares to the Company’s Chief Financial Officer and a member of the board.

6.	PENDING CLAIMS

On January 19, 2006, the Company received a demand for arbitration filed by our New York distributor. The Company has settled this demand with this distributor and has reflected the $40,000 settlement in the attached financial statements. The settlement is payable in 1 payment of $10,000 and 6 equal installments of $5,000 starting August 10, 2006. This settlement was paid in full in February 2007, as agreed.

The Company is currently the co-defendant, along with its Chairman, in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and Creative Enterprises International, Inc. Plaintiff claims that we breached an oral agreement of employment and is seeking compensatory damages. A motion to dismiss filed by the co-defendants was rejected in part and is pending in part. The Company will vigorously defend this matter if our motion to dismiss is denied. Based on the facts of which the Company is currently aware, management believes that the resolution of this claim will not have a materially adverse effect on the Company’s financial condition.

In addition, we may be subject to other claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

7.     CONVERTIBLE DEBENTURES

The Company raised an aggregate amount of $3,201,200 ($2,693,450 was raised during fiscal year 2005, $507,750 was raised during fiscal year 2004) from the sale of our convertible debentures to accredited investors in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each $40,000 debenture was convertible into a conversion unit consisting of 100,000 shares of the Company’s common stock and 100,000 common stock purchase warrants. Both the common stock and the warrants are issued only upon the conversion of the convertible debenture into the appropriate number of common shares. Accordingly, APB 14 does not apply. The conversion price was $0.40 per share. Each debenture will mature two years from the date of issuance unless previously converted. Interest is earned on each debenture at the rate of 10% per annum. Interest shall be paid in full at the maturity date or such earlier date on which the principal is paid to the holder or on which the debenture is converted or exchanged pursuant to its terms. The accrued but unpaid interest on each debenture shall be payable in cash or in interest shares, at the option of the Company, so long as there is an effective registration statement providing for the resale of the interest shares. The Company may, at its option, prepay some or all of the debentures upon not less than thirty (30) days nor more than sixty (60) days prior written notice at a prepayment price equal to the principal amount of the debentures to be prepaid, together with accrued and unpaid interest thereon through the date of prepayment.

The outstanding convertible debentures include an aggregate principal amount of approximately $2.4 million that was subject to a rescission offer which expired on October 31, 2005 and our sale of an additional $165,000 of convertible debentures that were offered concurrently with the rescission offer. Holders of an aggregate of $160,000 of convertible debentures principal amount of convertible debentures elected to accept our rescission offer. These rescissions were paid on October 7, 2005

Holders of $791,200 of these debentures converted to 1,978,000 shares of the Company’s common stock. As of December 31, 2006, there were outstanding an aggregate principal amount of $2,395,000 of convertible debentures.

On December 22, 2006, the Company determined to offer the holders of the outstanding convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures were scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of the Registrant’s common stock and (b) 6,287,500 common stock purchase warrants (the “Conversion Warrants”). The Company offered the debenture holders the option to convert the outstanding principal amount of their debentures into shares of the Company’s common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

7.     CONVERTIBLE DEBENTURES (Continued)

As of December 31, 2006, holder of $120,000 of convertible debentures agreed to convert to these new shares. Subsequently, holders of an additional $1,675,000 of convertible debentures have exchanged their convertible debentures for 16,750,000 shares of common stock.

The holders that declined this offer continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. Should the remaining investors not convert their remaining debentures, the Company will have to pay the holders as follows upon maturity:

Year 1                       $690,000

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

On October 4, 2006, the Company completed the initial closing of a private placement financing (the “Financing”) in which the investors made investments in the Company totaling $525,000. The Financing was for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In connection with the Financing, one of the investors agreed to structure his investment in part as a convertible debt instrument in the principal amount of $100,000 (the “Note”). The Note bears interest at the rate of 10% per annum and has a maturity date of 2 years from the date of issuance. The holder has the right to convert the outstanding principal of the Note into shares of Common Stock at the initial conversion rate of $0.05. In the financing, the Company received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in addition to the Note.

In connection with the Financing, the Company issued an aggregate of 12,909,860 shares of its Common Stock upon the conversion of $642,000 of debt and accrued interest, including the convertible note the Company issued to our Chairman in March 2006. The Company is using the proceeds from the Financing for working capital, payment of accrued compensation and the repayment of debt owed to third parties.

The securities sold in the transactions described above are restricted securities and have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

8.     SALE OF EQUITY SECURITIES (Continued)

the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agents are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

On October 19, 2006, the board of directors of the Company approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of its employees, including a grant of 250,000 shares the Company’s Chief Financial Officer and a member of the board.

In December 2006, the Company raised an additional $266,885 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. This financing was for a total of $750,000, or 10,000,000 shares of common stock, at the offering price of $.075 per share. This offering will expire on March 31, 2007 and the Company expects to raise the full offering of $750,000 by the expiration date. See Subsequent Events at Note 19 for additional information regarding this financing.

9.     LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. The Company borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. These bottles have been shipped into the U.S. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. Madison Bank called this note and on January 4, 2007, the Company entered into a Forbearance Agreement with the Bank regarding this loan amount. Pursuant to the Forbearance Agreement, which is dated as of December 13, 2006, the Company and the Bank agreed upon the following repayment schedule concerning the outstanding balance due on the Note: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due on the Note amount will be due on or before May 31, 2007. Interest will continue to accrue on the outstanding amount of the Note at the rate of 1% above the Wall Street Journal Prime Rate. Provided the Company complies with these and its other obligations under the Agreement, the Bank agrees to forbear from taking any action in connection with the Note until it is due. In addition, in order to secure the repayment of the Note and the Company’s obligations under the Agreement, the Company’s Chairman pledged certain shares of common stock of other publicly traded companies held by him, the Company granted the Bank a first priority security interest in its accounts and other assets and the Company’s Chairman and certain of his affiliates provided personal guarantees for the loan amount. In the event the aggregate market value of the pledged securities is less than $350,000, then the Bank may exercise its rights to

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

9.     LINE OF CREDIT (Continued)

accelerate repayment of the Note and otherwise take such actions as is permitted under the Agreement to protect its security interest in the collateral.

The company is currently in negotiations with another financial institution to enter into a new loan facility, the proceeds of which would be used to repay the Company’s obligations under the Forbearance Agreement with Madison Bank. As of the date hereof, we have not reached a definitive agreement regarding this new loan facility and no assurances can be given that we will enter into such an agreement.

10.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and 2005.

	2006	2005
Notes payable to an individual unsecured,
payable on demand, including interest
at 12% due September 1, 2008	$145,283	$100,000

Notes payable to GMAC, secured by
equipment payable in 60 monthly
payments of $418.40, including
interest at 6.09% payable through
October 2009		26,536

Notes payable to accredited investor,
convertible into shares of the
Company’s stock at $.05 per share
interest at 10% annum converted
January 2007	$125,000

Note payable, convertible into the
Company’s stock unsecured,
interest at 10% per year, due 2/07	$30,000
	$300,283	126,536
Less current	300,283	106,216
	$0	$20,320

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

10.   LONG-TERM DEBT (Continued)

Future maturities of long-term debt for the years ending December 31 are as follows:

Year Ending December 31,	Amount

2007	$275,000

Creative Enterprises International, Inc. and Subsidiary paid interest of $27,551 and $9,925 for the years ended December 31, 2006 and 2005, respectively.

11.   LICENSING AND AGREEMENTS

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

On October 10, 2006, the Company entered into an agreement with Jamnica, d.d. and Jana North America, Inc., which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of the distribution agreement dated July 21, 2004, between the Company and Jamnica. In the new agreement, the parties agreed to the following arrangements: (a) in consideration for the agreement by the Company to the terms of the agreement, the Company's obligation to Jamnica, in an amount of $207,321, is eliminated; (b) Jamnica and Jana North American shall pay an amount of $23,125 on the Company's behalf in satisfaction of storage and warehousing fees; (c) receivables due to the Company from select accounts shall be transferred to Jana North America; and (d) the Company shall make available to Jana North America all inventory of Jana bottled waters in the Company's possession. In addition, the parties agreed that the Company will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of the Company's licensed trademarks or logos concerning the Company's ‘‘Skinny’’ product line. Pursuant to the agreement, the Company will also provide additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

11.   LICENSING AND AGREEMENTS (Continued)

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

13.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $7,300,000 which may be applied against future taxable income and which expire in various years through 2020.

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

At December 31, 2006, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at December 31, 2006 were 42,673,327.

15.   STOCK OPTIONS

Under the Company's stock option plan the Company may grant incentive and non statutory options to employees, non employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

15.   STOCK OPTIONS (Continued)

issued over the term of the plan shall not exceed 20,000,000 shares, as amended on October 6, 2006. Awards under this plan are made by the Board of Directors or a committee of the Board.

Under the plan options that are granted at the market price of the stock on the day of the grant. Options granted 10% or more stockholders are granted at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 18, 2002, the Company granted stock options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled.

On October 12, 2006, the Company granted 10,500,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life. 1,300,000 of the options were granted for prior services and vested immediately. The remaining 9,200,000 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted under the 2006 plan was $934,700. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2006, there were 10,650,000 options issued and outstanding under the plan.

Expected volatility	144%
Expected dividends	0%
Expected terms	4 years
Risk-free rate	4.78%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

15.   STOCK OPTIONS (Continued)

A summary of option activity as of December 31, 2006.

			Weighted-Average
		Weighted-Average	Remaining
Options	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2005	450,000	$0.50	8
Granted
Exercised
Forfeited or expired	(300,000)

Outstanding at January 1, 2006	150,000	$0.50	7
Granted	10,650,000.17		10
Exercised
Forfeited or expired
Outstanding at December 31, 2006	10,650,000	0.18	10

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2005
Granted
Vested
Forfeited

Nonvested at January 1, 2006

Granted	10,650,000	0.144
Vested	1,300,000	0.151
Forfeited

Nonvested at January 1, 2006	9,350,000	0.144

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

15.   STOCK OPTIONS (Continued)

There was $738,400 of unrecognized compensation cost related to the nonvested stock granted under the plan as of December 31, 2006. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (October 12, 2006 through December 31, 2006).

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company’s chairman under the same terms as the October 6, 2006 grant where 20% of the options vest immediately and 20% on each anniversary date for the next 4 years. The exercise price of these options is $.25 per share.

In January 2007, 150,000 stock options issued in January 2002 expired. On March 26, 2007, 4,000,000 options expired from terminated employees.

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

In November 2006, the company approved the grant of 175,000 warrants to individual consultants in consideration for services rendered to company during 2006.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2006 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2004
Granted	1,000,000	$0.40
Exercised
Forfeited

Outstanding at January 1, 2005	1,000,000	0.40
Granted	1,138,000	0.75
Exercised
Forfeited

Outstanding at January 1, 2006	2,138,000	0.31
Granted	800,000	0.07
Exercised
Forfeited

Outstanding at
December 31, 2006	2,938,000	0.45

Exercisable at
December 31, 2006	2,938,000	0.45

17.   LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of December 31, 2006 and 2005 issued 10,800,000 options and 3,238,000 warrants which would have an antidilutive effect on earnings.

	December 31,
	2006	2005
Loss from continuing operations available
to common stockholders	$(2,303,446)	$(3,429,846)

Weighted average of common shares outstanding
used in earnings per share during the period	22,634,500	13,044,000

Loss per common shares	$(.10)	$(.26)

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

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

19.   SUBSEQUENT EVENTS

On February 27, 2007, Skinny Nutritional Corp. (the “Registrant”) entered into a Marketing and Distribution Agreement (the “Agreement”) with Geltech Sales, LLC (“Geltech”) for the national distribution of the Registrant’s Skinny-branded products. The initial term of the Agreement is three years, and it is renewable in one-year increments. The Agreement is exclusive subject to certain contractually-specified exceptions.

In consideration for Geltech’s services, the Registrant agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. The Registrant will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the required performance metrics.

As of March 27, 2007, the Company consummated a final closing of a private offering of shares of common stock for aggregate gross proceeds of $750,000. In this financing, the Company sold a total of $749,525, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. The Company received total net proceeds of approximately $645,000 after giving effect to payment of approximately $75,000 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 999,366 warrants to purchase the Company’s common stock (the “Agent Warrants”). The Agent Warrants will be exercisable for a period of five years at $0.09 per share. The Company intends to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. In connection with the financing, the Company also issued an aggregate of 4,812,500 shares of its common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the Company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006

19.   SUBSEQUENT EVENTS (Continued)

In consideration for consulting and/or advisory services provided by certain third party consultants, the Company has issued an aggregate of 775,000 five year warrants to purchase common stock to three consultants as of January 5, 2007. Of these warrants, 250,000 warrants have a per share exercise price of $0.11; 400,000 warrants have a per share exercise price of $0.06; and 125,000 warrants have a per share exercise price of $0.40. In addition, in November 2006, the Company issued an additional 100,000 warrants to purchase common stock to two additional consultants for services rendered by them. These warrants are exercisable for a period of five years at an exercise price of $0.10 per share. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising the acquirers were provided with access to material information concerning the company.

On January 12, 2007, the Board of Directors of the Company approved increases in the monthly compensation rates, effective as of January 1, 2007, payable to each of its Chairman, Chief Executive Officer and Chief Financial Officer. Each of these executives will now receive a monthly fee of $7,500, representing an increase of $2,500 per month, plus reimbursement of approved corporate expenses. In addition, on such date, the Board granted to the Company’s Chairman options to purchase 3,000,000 shares of common stock pursuant to the Company’s Employee Stock Option Plan. These options are exercisable for a period of five years at a per share exercise price of $0.26. Of the options granted, 20% of the total grant amount vest immediately and the balance vests in equal annual installments of 20% on the each anniversary date of the date of grant.

As of March 1, 2007, the company has received a total of $1,795,000 of convertible debt exchanges from its shareholders which are convertible into 17,950,000 shares of the company’s common stock at $.10 per share, most of which were received in January 2006. The securities issued in connection with the conversion of debentures have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof. The following Proforma balance sheet reflects those transactions as though they had been received by December 31, 2006.

Skinny Nutritional Corp
Proforma Balance Sheet - Unaudited
December 31, 2006

ASSETS

	For the 12 months ended December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$175,168	$76,780
Accounts receivable	3,406	71,877
Inventory		193,082
Prepaid expenses	46,562	97,878

Total current assets	225,136	439,617

FIXED ASSETS
Fixed assets	9,973	138,833
Accumulated depreciation	(2,158)	(18,439)

Total fixed assets	7,815	120,394

OTHER ASSETS
Security deposits		11,790
Deferred tax asset	66,742

TOTAL ASSETS	$299,693	$571,801

Skinny Nutritional Corp
Proforma Balance Sheet - Unaudited
December 31, 2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	For the 12 months ended December 31,
	2006	2005
CURRENT LIABILITIES
Line of credit	$314,533	$-
Notes payable	300,283	420,749
Accounts payable	281,596	516,255
Accrued expenses	30,000
Accrued interest payable	118,906	204,504
Current portion of convertible notes	675,000	177,000
Settlements payable	180,000
Current maturities of long term debt

Total current liabilities	1,900,318	1,318,508

LONG TERM LIABILITIES
Long-term debt, net of current portion		20,320
Convertible notes payable, net of current portion		2,459,000
Total long term liabilities		2,479,320

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares
authorized, 42,673,327 shares issued and outstanding
at December 31, 2006 and 14,807,000 issued and
outstanding at December 31, 2005	59,873	14,807
Additional paid-in capital	8,555,008	4,754,611
(Deficit) accumulated during the development stage	(10,215,506)	(7,995,445)

Total stockholders’ deficit	(1,600,625)	(3,226,027)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$299,693	$571,801

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp., Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	SKINNY NUTRITIONAL CORP.
	By:	/s/ Donald J. McDonald
Donald J. McDonald President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald J. McDonald Donald J. McDonald	Chief Executive Officer, President and Director	April 2, 2007
/s/ Michael Salaman Michael Salaman	Chairman of the Board of Directors	April 2, 2007
/s/ Michael Reis Michael Reis	Director	April 2, 2007
/s/ Kenneth Brice Kenneth Brice	Chief Financial Officer, Principal Accounting Officer and Director	April 2, 2007