Form 10QSB
period 2007-03-31
Skinny Nutritional Corp.
filed 2007-05-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ______________.

Commission File No.  0-51313

Skinny Nutritional Corp.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	23-3100268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Bala Plaza East, Suite 117 Bala Cynwyd, PA	19004
(Address of principal executive offices)	(Zip Code)

 Issuer’s telephone number: (610) 784-2000

(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 75,584,074 shares of common stock, $0.001 par value, issued and outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-KSB for the year ended December 31, 2006. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

Part I
Item 1.   Financial Statements
Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

March 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$54,351
Restricted Cash	37,500
Accounts receivable	1,324
Inventory	9,291
Prepaid expenses	675,048

Total current assets	777,514

FIXED ASSETS
Fixed assets	12,787
Accumulated depreciation	(3,934)

Total fixed assets	8,853

TOTAL ASSETS	$786,367

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

March 31, 2007
CURRENT LIABILITIES
Current maturities of long term debt	$118,488
Line of credit	314,533
Accounts payable	277,714
Accrued expenses	30,000
Accrued interest payable	99,920
Current portion of convertible notes	600,000
Subscriptions Payable	37,500
Settlements payable	170,000

Total current liabilities	1,648,155

LONG TERM LIABILITIES
Long term debt, net of current portion	58,305

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares
authorized, 76,017,407 shares issued and outstanding
at March 31, 2007	76,017
Additional paid-in capital	10,030,995
Accumulated deficit	(11,027,105)

Total stockholders’ deficit	(920,093)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$786,367

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2007	2006

Revenue - net	$8,928		$316,807

Cost of goods sold	4,325		289,841

Gross profit	4,603		26,966

Expenses
Marketing and advertising	249,151		76,994
General and administrative	454,380		583,341

Total expenses	703,531		660,335

Net (loss) from operations	(698,928)		(633,371)

Other income (expense)
Interest expense	(29,285)		(76,526)

Total other expenses	(29,285)		(709,897)

Income Taxes
Current	-0-		-0-
Deferred	-0-		-0-

Total income taxes	-0-		-0-

Net (Loss)	$(728,213)	$	(709,897)

(Loss) per common share	($ .01)		($ .04)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31 2007 and the Year Ended December 31, 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$	$ (7,995,445)

Conversion of convertible debt into
common shares at $.40 per share	302,500	303	120,697

Issuance of common stock
for cash at $.40 per share	687,500	687	274,313

Issuance of common stock
for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock
for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for
services at $.01 per share	900,000	900	8,100

Conversion of loans into
common shares at $.05
per share	12,840,000	12,840	629,160

Interest shares on above
conversion at $.144 per share	69,861	70	9,990

Issuance of common stock in
exchange for convertible
debentures at $.10	1,200,000	1,200	118,800

Warrants issued in exchange
for services	85,200

Options issued in exchange
for services	196,300

Net loss for the year ended
December 31, 2006					(2,303,446)

Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$0	$(10,298,891)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31 2007 and the Year Ended December 31, 2006

			Additional	Stock
	Common Stock -In		Paid	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$	($10,298,891)

Issuance of common stock for
cash @ $.075	6,868,533	6,868	508,272

Shares issued in exchange for
Convertible debentures at
$.10 per share	17,950,000	17,950	1,777,050

Shares exchanged as per reset
agreement	4,812,500	4,813	(4,813)

Issuance of common stock in
Exchange for Note and Interest
At $..05 per share	2,379,714	2,380	121,064

Issuance of common stock in
Exchange for services $ .075	1,333,333	1,333	98,670

Options issued in exchange
For services			32,344

Warrants issued in exchange
For services			646,200

Net loss for the three months
Ended March 31, 2007					(728,213)

Balance, March 31, 2007	76,017,407	$76,017	$10,030,995		$(11,027,104)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($ 728,213)	($ 709,897)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for service	100,003
Warrants issued for service	17,950
Options issued for service	32,344
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation	236	4,608
Accounts receivable	2,082	(127,807)
Inventories	(9,291)	(80,313)
Prepaid expenses	(338 ()	51,261
Other assets	(7,903 ()
Increase (decrease) in:
Accounts payable	(18,882 ()	(4,630)
Accrued interest	(18,986 ()	82,214
Settlements payable	(10,000)

Net cash used in operating activities	(633,097)	(792,467)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,814)
Net cash used in investing activities	(2,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from short term loans (net)	($ 123,490)	$487,283
Proceeds (payments) from note conversions, including
Interest	1,795,000	300,000
Proceeds (payments) from advances
Proceeds from subscription receivable	37,500
Proceeds from long-term debt
Issuance of common stock	2,433,584

Net cash provided in financing activities	552,594	787,283

Continued

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2006	2005

NET DECREASE IN CASH	(83,317)	5,184
Cash and cash equivalents, beginning of period	175,168	76,780

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$91,851	$71,596

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$11,600	$9,925

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns. With the exception of Skinny Water, revenues generated up to December 31, 2006 are related to product lines that have been discontinued.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of March 31, 2007 there was $9,291 in inventory on the books.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”). SAF 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS 123 (R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

The Company’s Chairman pledged certain marketable securities held either by him or by entities with which he is affiliated in order to provide security for the Company’s $500,000 letter of credit with Madison Bank. The Chairman similarly agreed to pledge such securities in order to secure our loan agreement with Valley Green Bank pursuant to which we satisfied our obligations to Madison Bank. For more information regarding these transactions see Notes 9 and 19 to these financials statements.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

6.     PENDING CLAIMS
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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

7.	CONVERTIBLE DEBENTURES (Continued)

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

As of March 31, 2007, holders of $1,795,000 of convertible debentures have exchanged their convertible notes for 17,950,000 shares of the company’s common stock.

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

Year 1       $600,000

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

8.     SALE OF EQUITY SECURITIES (Continued)

On October 4, 2006, the Company raised $525,000 in gross proceeds through a private placement of its securities to accredited investors. This financing was for a total of $1.2 million of Common Stock, or 24,000,000 shares of Common Stock, at the offering price of $0.05 per share. In connection with the financing, one of the investors agreed to structure his investment in part as a convertible debt instrument in the principal amount of $100,000 (the “Note”). The Note, which was converted into 2,011,015 shares of Common Stock during the quarter ended March 31, 2007, accrued  interest at the rate of 10% per annum and had an original maturity date of 2 years from the date of issuance. In this financing, the Company received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in addition to the Note.

In connection with this financing, the Company issued an aggregate of 12,909,860 shares of its Common Stock upon the conversion of $642,000 of debt and accrued interest, including the convertible note the Company issued to its Chairman in March 2006. The Company is using the proceeds from this financing for working capital, payment of accrued compensation and the repayment of debt owed to third parties.

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

During the current fiscal year, the Company raised additional operating capital through a private placement of share of its Common Stock. In this offering, which was completed as of March 27, 2007, the Company raised aggregate gross proceeds of $750,000 and sold a total of $749,525 of, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. In connection with the financing, the Company also issued an aggregate of 4,812,500 shares of common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the Company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share. The securities sold in this transaction are restricted securities and have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agents are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

9.     LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. Madison Bank called this note and on January 4, 2007, the Company entered into a Forbearance Agreement with the Bank regarding this loan amount.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

10.   LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2007 and 2006.

	2007	2006
Notes payable to an individual unsecured,
payable on demand, including interest
at 12% due September 1, 2008	$$164,293	$145,284

Note payable to an accredited investor,
Convertible into shares of the
Company’s stock at $.05 per share
Interest at 10% per annum converted
April 2007	12,500

Notes payable to GMAC, secured by
equipment payable in 60 monthly
payments of $418.40, including
interest at 6.09% payable through
October 2009 - paid in full in 2006		25,498
	$176,793	170,782
Less current	118,488	149,436

	$58,305	$21,346

The Company and its Subsidiary paid interest of $11,600 and $9,925 for the quarters ended March 31, 2007 and 2006 respectively.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

On February 27, 2007, the Company entered into a Marketing and Distribution Agreement with Geltech Sales, LLC (“Geltech”) for the national distribution of the Company’s Skinny-branded products. The initial term of this agreement is three years, and it is renewable in one-year increments. This agreement is exclusive subject to certain contractually-specified exceptions. In consideration for Geltech’s services, the Company agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. The Company will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the required performance metrics.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

At March 31, 2007, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at March 31, 2007 were 76,017,407.

15.   STOCK OPTIONS

Under the Company’s stock option plan the Company may grant incentive and non statutory options to employees, non employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares, as amended on October 6, 2006. Awards under this plan are made by the Board of Directors or a committee of the Board.

Under the plan, options are granted at the market price of the stock on the day of the grant. Incentive options granted 10% or more stockholders are granted at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

15.   STOCK OPTIONS (Continued)

shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 18, 2002, the Company granted stock options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled.

On October 12, 2006, the Company granted 10,500,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 10 year contractual life. 1,300,000 of the options were granted for prior services and vested immediately. The remaining 9,200,000 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

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

As of March 31, 2007, there were 19,500,000 options issued and outstanding under the plan.

Expected volatility	144%
Expected dividends	0%
Expected terms	4 years
Risk-free rate	4.78%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

15.  STOCK OPTIONS (Continued)

A summary of option activity as of March 31, 2007.

			Weighted-Average
		Weighted-Average	Remaining
Options	Shares	Exercise Price	Contractual Term

Outstanding at January 1, 2005	450,000	$0.50	8
Granted
Exercised
Forfeited or expired	(300,000)

Outstanding at January 1, 2006	150,000	$0.50	7
Granted	10,500,000.17		10
Exercised
Forfeited or expired

Outstanding at December 31, 2006	10,650,000	0.18	10

Granted, Q1 2007	3,000,000	0.25	10
Exercised
Forfeited or Expired	4,150,000	0.17	10

Outstanding at March 31, 2007	9,500,000	0.20

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

15. STOCK OPTIONS (Continued)

A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2005

Granted
Vested
Forfeited

Nonvested at January 1, 2006

Granted	10,650,000	0.144
Vested	1,300,000	0.151
Forfeited

Nonvested at January 1, 2006	9,350,000	0.144

Granted	9,500,000
Vested	1,900,000

Non-Vested at March 31, 2007	7,600,000

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

In January, 2007, 150,000 stock options issued in January 2002 expired. On March 26, 2007, 4,000,000 options expired from terminated employees.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

16.  STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2007 is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2004
Granted	1,000,000	$$0.40
Exercised
Forfeited

Outstanding at January 1, 2005	1,000,000	0.40
Granted	1,138,000	0.75
Exercised
Forfeited

Outstanding at January 1, 2006	2,138,000	0.31
Granted	775,000	0.07
Exercised
Forfeited

Outstanding at
December 31, 2006	2,913,000	0.45

Exercisable at
December 31, 2006	2,913,000	0.45

Granted	872,700	0.09
	481,250	0.06
Outstanding at
March 31, 2007	4,266,950	0.33

Exercisable at
March 31, 2007	4,291,950	0.33

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007

17.  LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of March 31, 2007 and 2006 issued 10,800,000 options and 3,238,000 warrants which would have an antidilutive effect on earnings.

	March 31,
	2007		2006

Loss from continuing operations available
to common stockholders		($ 677,919)	($ 709,897)

Weighted average of common shares outstanding
used in earnings per share during the period		59,345,368	15,641,250

Loss per common shares	$	( .01)	$.05)

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

19.   SUBSEQUENT EVENTS

We have sold an additional 3,282,000 shares of common stock in a private placement in April 2007. In this transaction, we sold a total of $246,150 of shares of our common stock, at the offering price of $0.075 per share. The selling agents earned warrant compensation in the amount of 233,333 warrants to purchase our common stock

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

Overview

Nature of Operations

We were originally incorporated in the State of Utah on June 20, 1984 as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc. and changed our name to Creative Enterprises International, Inc. On November 15, 2006, a majority of our common stockholders provided written consent to change the name of the company to Skinny Nutritional Corp. to more accurately describe our evolving operations. This change became effective December 27, 2006. See “Our Products and Strategy” below. This discussion relates solely to the operations of Skinny Nutritional Corp.

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $628,380 for fiscal 2006 and $8,928 for the quarter ended March 31, 2007. This is due to changing product lines during the last quarter of fiscal 2006, reformulating Skinny Water during 2007 and preparing for the launch of our new product sets in 2007. We incurred a net loss of $2,303,446 for year ended December 31, 2006 and a net loss of $692,920 for the quarter ended March 31, 2007. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred as a reporting company and transitioning the company from the pink sheets to the OTC Bulletin Board. We have been largely dependent on private sales of our securities to raise capital.

Our Products and Strategy

Through the period ended March 31, 2007, we have operated our business in the rapidly evolving consumer beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing a line of complementary nutritional products which we intend to market under the “Skinny” brand. These additional products consist of a line of weight loss products that will include meal replacement shakes, nutrition bars, healthy snacks, desserts and additional nutraceutical powders and capsules which are being formulated to help consumers lose weight.

We have obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum purchase amount specified in the contract.

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

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the health and nutrition industries. We will primarily sell these products to national retailers through our national agreement with Geltech, a large distributor serving over 20,000 stores as well as through the internet and telephone sales through TV and cable advertising. We have been focused on, and will continue to increase our existing product lines and further develop our markets, including direct marketing through the Internet. We had established relationships with national retailers, including Target for the distribution of Skinny Water. However, we have reformulated Skinny Water in order to reduce our costs and in light of the termination of our agreement with Jamnica, d.d. in October 2006. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers that have previously purchased product from us. For example, we recently announced that our reformulated Skinny Waters will be available at Super Target stores beginning in June 2007. However, our distributors and retailers have not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as cost of sales, transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to introduce and support our brands including advertising costs, sponsorship fees and special promotional events. We have focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand. Greater distribution and availability, awareness and preference promote long term growth.

Reorganization

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

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options under its Employee Stock Option Plan, including a total of 5,500,000 options granted to certain of our executive officers. On February 28, 2007, 4,000,000 options were cancelled as two employees who were terminated did not exercise their options.

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. As of March 31, 2007, we received conversion notices from holders representing an aggregate principal amount of $1,795,000 of convertible debentures, which represents approximately 71% of the outstanding $2,515,000 principal amount of debentures. We issued these holders an aggregate of 17,950,000 shares of common stock.

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the quarter ended March 31, 2007 we raised a total of $749,000 in gross proceeds through a private placement of shares of our common stock to accredited investors and during the twelve months ended December 31, 2006, we raised a total of $1,492,000 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team.

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

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements included with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Management Discussion and Analysis:

Results of Operations: Quarter Ended March 31, 2007 compared to Quarter Ended March 31, 2006

Revenues for the quarter ended March 31, 2007 were $8,928 as compared to $316,807 for the same quarter last year. This decrease reflects the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler to handle the formulations preparation for the re-launch of the product and further developing the Skinny brand, which now includes Skinny Water® and Skinny Snacks™.

Gross profit was $4,603 for the three months ended March 31, 2007 as compared to $26,966 reflecting costs associated with the establishment of the Skinny brand name and the initial start up costs for the brands.

Operating expenses were $454,380 for the quarter ended March 31, 2007 as compared to $583,342 for the same period last year reflecting cost cutting and consolidation of expenses into our Bala Cynwyd, Pennsylvania corporate office.

Marketing and advertising was $ 249,151 and $76,994 for the three months ending March 31, 2007 and 2006 respectively reflecting the Company’s direction in establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense dropped 63% from the quarter ended March 31, 2006 to $28,247.73 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $728,213 for the quarter ended March 31, 2007 as compared to a loss of $709,897 for the same quarter last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of March 31, 2007, we had approximately $870,641 in working capital deficit and our cash balance was approximately $91,850. In January 2007, we converted $1,795,000 in convertible debt into 17,950,000 shares of common stock, reducing our working capital deficit by $1,795,000.

To provide for working capital during the current fiscal year, we consummated, as of March 27, 2007, a final closing of a private offering of shares of common stock for aggregate gross proceeds of $750,000. In this financing, we sold a total of $749,525, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. We received total net proceeds of approximately $645,000 after giving effect to payment of approximately $75,000 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 872,700 warrants to purchase our common stock (the “Agent Warrants”). The Agent Warrants are exercisable for a period of five years at $0.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. In connection with the financing, we also issued an aggregate of 4,812,500 shares of our common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share.

Subsequent to the quarter ended March 31, 2007, we have sold an additional 3,282,000 shares of common stock in a private placement. In this transaction, we sold a total of $246,150 of shares of our common stock, at the offering price of $0.075 per share and we received total net proceeds of approximately $226,150 after giving effect to payment of approximately $20,000 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 233,333 warrants to purchase our common stock, which have been issued on the same terms as described above. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, nor will there be any sale of these securities by us in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c of the Securities Act.

To provide for our working capital during the year ended December 31, 2006, we had raised capital through certain private offerings of our securities. In October 2006, we raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. In this financing, we received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. As part of this financing, we also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). In addition, in connection with this financing, we also issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006. We are using the proceeds from the offering for working capital, payment of accrued compensation and the repayment of debt owed to third parties.

In addition, during the 2005 fiscal year approximately $2.6 million through a private placement of convertible debentures. We also raised an additional $205,000 during December 2005 from the sale of 512,500 shares of our common stock and 512,500 warrants to certain accredited investors in a private transaction and during the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of 687,500 shares of common stock and 687,500 warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. These transactions were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Further, we had received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $164,290 was outstanding as of March 31, 2007. On March 1, 2007 we renegotiated the terms of the loan including adding the outstanding interest to the principal, reducing the interest rate to 12% and extending the due date to September 1, 2008. The loan requires monthly payments of $10,000 on the first of each month.

In March and April 2006, we received an aggregate amount of $642,000 in loans made by our Chairman and former Chief Executive Officer and four additional accredited investors. These loans were convertible into securities we may issue in any financing transaction that we consummate during the term of the notes. As described above, in connection with our October 2006 private placement, the holders of these convertible debentures converted the entire principal amount and accrued but unpaid interest into an aggregate of 12,909,860 shares of our common stock. Of this amount, a total of 4,879,324 shares were issued to our Chairman upon the conversion of the note he held.

In addition, in June 2006, two of our then-current directors provided us with a loan in the aggregate amount of $50,000, in consideration of which we issued a convertible promissory note that is convertible into the securities we issue in any financing transaction of at least $500,000 gross proceeds that we consummate during the term of the note. The note is due one year from the date of issuance and the principal amount of the note shall accrue interest at the rate of 10% per annum, payable upon maturity. As described below in greater detail, this note was paid in full on March 13, 2007.

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

We believe that net cash on hand as of the date of this report is only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of six months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank concerning the repayment of a debt obligation of $320,125 under a letter of credit with such bank. Pursuant to the Forbearance Agreement, we agreed to the following repayment schedule for this amount: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007. Interest will continue to accrue on the note at the rate of 1% above the Wall Street Journal Prime Rate. On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

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

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2006 fiscal year and an additional $231,000 during the fiscal quarter ended March 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2007 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of March 31, 2007 we have 5 employees including, our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently underway and a status conference with the court is currently scheduled for May 31, 2007. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On or about May 8, 2006 a default judgment was entered against us in the Supreme Court of the State of New York for the County of New York (Index No. 600618/06) in the amount of $43,835.06 in an action brought against it by Evins Communications, Ltd. (“Evins”) purportedly commenced in February 2006 (and with respect to which complaint we do not believe it was served). The basis for such action is not known to the company. That judgment was later domesticated in Pennsylvania on or about August 3, 2006 On May 7, 2007 an order to show cause was signed by Justice York in the State Supreme Court ordering Evins to show cause why the default should not be vacated. A hearing is currently scheduled for May 22, 2007 with respect to this order.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended March 31, 2007 other than those disclosed in previous SEC filings.

During the quarter ended March 31, 2007, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank pursuant to the Forbearance Agreement entered into with them in January 2007. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

On February 27, 2007, we entered into a Marketing and Distribution Agreement with Geltech Sales, LLC for the national distribution of our Skinny-branded products. The initial term of the Agreement is three years, and it is renewable in one-year increments. Under the Agreement, Geltech agreed to solicit orders for our products through its distribution channels, which includes mass merchandisers, supermarkets, convenience stores, mass drug stores, as well as establishing distribution agreements with local, regional, and national direct store delivery companies. The Agreement is exclusive subject to certain contractually-specified exceptions. Either party may terminate the Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, we may elect to terminate the Agreement if Geltech fails to meet its performance obligations or terminate the Agreement without cause upon sixty (60) days prior written notice. In consideration for Geltech’s services, we agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. We will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the performance requirement of assisting us place product in 20,000 stores within two years from the date we commence selling products under our distribution agreement.

Effective as of April 18, 2007, we entered into a distribution agreement with NicoGel USA, LLC pursuant to which we were granted the exclusive right to distribute NicoGel products through on-line and direct response channels in North America, subject to certain limited exceptions. Under this agreement, we agreed to use our best efforts to market and distribute the products through the defined channels. The term of this agreement is for an initial term of three years, unless terminated sooner in accordance with its terms. Either party may terminate the agreement upon notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, both parties have the right to terminate the agreement without cause upon ninety (90) days prior written notice.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Secured Note payable to Valley Green Bank				X

4.2	Amended Note dated March 1, 2007				X

10.1	Forbearance Agreement between the Company and Madison Bank	8-K	1/10/07	10.1

10.2	Business Loan Agreement between the Company and Valley Green Bank.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

May 15, 2007	By: /s/ Donald J. McDonald
Donald J. McDonald
Chief Executive Officer

May 15, 2007	By: /s/ Kenneth Brice
Kenneth Brice
Chief Financial Officer