Form 10QSB
period 2007-06-30
Skinny Nutritional Corp.
filed 2007-08-21
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 80,437,408 shares of common stock, $0.001 par value, issued and outstanding as of August 15, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements
Consolidated Balance Sheet, June 30 , 2007
Consolidated Statements of Operations For the Six Months Ended June 30, 2007 and 2006
Consolidated Statements of Stockholders' Equity (Deficit) For the Six Months Ended June 30, 2007
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

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

Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this quarterly Report. The safe harbors for forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not previously subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and whose securities are considered to be a “penny stock” and accordingly may not be available to us.

As used in this Report, references to the “we,” “us,” “our” refer to Skinny Nutritional Corp. unless the context indicates otherwise.

Part I
Item 1.   Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

June 30, 2007

Skinny Nutritional Corp
And Subsidiary
June 30, 2007

Contents

Page

Financial Statements

Consolidated Balance Sheet, June 30, 2007	1 - 2

Consolidated Statements of Operations For the Six Months Ended June 30, 2007 and 2006	3

Consolidated Statements of Stockholders' Equity (Deficit) For the Six Months Ended June 30, 2007	4 - 5

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006	6 - 7

Notes to Consolidated Financial Statements	8 - 24

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

June 30, 2007

CURRENT ASSETS
Cash and cash equivalents	$34,456
Accounts receivable	50,027
Inventory	23,308
Prepaid expenses	20,652

Total current assets	128,443

FIXED ASSETS
Fixed assets	12,787
Accumulated depreciation	(4,168)

Total fixed assets	8,619

TOTAL ASSETS	$137,062

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

June 30, 2007
CURRENT LIABILITIES

Line of credit	$340,000
Accounts payable	648,317
Accrued expenses	30,000
Accrued interest payable	119,650
Current portion of convertible notes	515,000
Notes Payable	168,436

Total current liabilities	1,821,403

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares Authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares Authorized, 80,437,408 shares issued and outstanding At June 30, 2007	80,437
Additional paid-in capital	10,437,125
Accumulated deficit	(12,201,903)

Total stockholders’ deficit	(1,684,341)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,062

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenue - net	$51,814	$285,662	$60,742	$602,469

Cost of goods sold	50,019	150,912	76,961	440,753

Gross profit	1,795	134,750	(16,219)	161,716

Expenses
Marketing and advertising	774,133	104,743	1,023,403	181,737
General and administrative	351,557	411,181	784,156	994,526

Total expenses	1,125,690	515,924	1,807,559	1,176,263

Net (loss) from operations	(1,123,895)	(381,174)	(1,823,778)	(1,014,547)

Other income (expense)
Interest expense	(49,949)	(91,443)	(79,234)	(167,970)

Total other expenses	(49,949)	(91,443)	(79,234)	(167,970)

Income Taxes
Current
Deferred

Total income taxes

Net (Loss)	($ 1,173,844)	($ 472,617)	($ 1,903,012)	$(1,182,517)

(Loss) per common share	($ .02)	($ .03)	($ .03)	($ .07)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Period Ending June 30, 2007 and the Year Ended December 31, 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$-	($ 7,995,445)

Conversion of convertible debt into common shares at $.40 per share	302,500	303	120,697

Issuance of common stock for cash at $.40 per share	687,500	687	274,313

Issuance of common stock for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for services at $.01 per share	900,000	900	8,100

Conversion of loans into common shares at $.05 per share	12,840,000	12,840	629,160

Interest shares on above conversion at $.144 per share	69,861	70	9,990

Issuance of common stock in exchange for convertible debentures at $.10	1,200,000	1,200	118,800

Warrants issued in exchange for services			85,200

Options issued in exchange for services			196,300

Net loss for the year ended December 31, 2006					(2,303,446)

Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$0	($10,298,891)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Period Ending June 30, 2007 and the Year Ended December 31, 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$-	($10,298,891)

Issuance of common stock for cash @ $.075	10,638,533	10,638	787,252

Shares issued in exchange for Convertible debentures at $.10 per share	18,600,000	18,600	1,841,400

Shares exchanged as per reset agreement	4,812,500	4,813	(4,813)

Issuance of common stock in Exchange for Note and Interest At $.05 per share	2,379,714	2,380	121,064

Issuance of common stock in Exchange for services $ .075	1,333,333	1,333	98,670

Options issued in exchange For services			32,344

Warrants issued in exchange For services			646,200

Warrants issued on conjunction of Private Placement			5,385

Capitalize Inventory Balances			18,604

Record Employee Stock Options			38,811

Net loss for the six months Ended June 30, 2007					(1,903,012)

Balance, June 30 2007	80,437,408	$80,437	$10,437,125	$-	($12,201,903)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($ 1,903,012)	($ 1,182,517)
Adjustments to reconcile net loss to net cash Used by operating activities:
Options issued for service	32,344
Warrants issued for service	646,200
Warrants issued for Stock Issue	5,385
Changes in operating assets and liabilities:
(Increase) decrease in:
Advances		(2,729)
Depreciation	469	10,300
Accounts receivable	(46,621)	(195,741)
Inventories	(23,308)	(128,745)
Prepaid expenses	25,808	55,811
Accrued Expenses		172,265
Line of Credit	25,467
Notes Payable	168,436
Current Maturities Long Term Debt	(300,283)
Accounts payable	171,721	174,691
Accrued interest	744	0

Net cash used in operating activities	(1,196,650)	(1,096,665)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,814)	(1,550)
Net cash used in investing activities	(2,814)

Continued

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Debt Repaid	(20,000)
Proceeds from Notes Payable		737,700
Proceeds from Michael Salaman	38,811
Proceeds from Convertible Debenture		300,000
Capitalize Inventory Balances	18,604
Issuance of Commons Stock in Exchange for Services	100,003
Issuance of Common Stock in Exchange for Note and Interest	123,444
Issuance of common stock	797,890

Net cash provided in financing activities	1,058,752	1,037,700

NET DECREASE IN CASH	(140,712)	(60,515)
Cash and cash equivalents, beginning of period	175,168	76,780

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,456	$16,265

SUPPLEMENTAL DISCLOSURE INVESTING AND FINANCING ACTIVITIES

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through sales of its common stock or through loans from shareholders. There is no assurance that the Company will be successfulin raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of June 30, 2007 there was $23,308 in inventory on the books.

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
June 30, 2007

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

On October 4, 2006, the Company restructured a loan from a former director in the amount of $50,000. The principal amount of the note was paid in full on March 16, 2007.

On October 19, 2006, the board of directors of the Company approved the grant of an aggregate of 600,000 restricted shares of common stock to certain of its key management personnel for past services rendered, including a total of 250,000 shares to the Company’s Chief Financial Officer and a member of the board.

The Company’s Chairman pledged certain marketable securities held either by him or by entities with which he is affiliated in order to provide security for the Company’s $500,000 letter of credit with Madison Bank. The Chairman similarly agreed to pledge such securities in order to secure our loan agreement with Valley Green Bank pursuant to which we satisfied our obligations to Madison Bank. For more information regarding these transactions see Notes 9 to these financials statements.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

6.	PENDING CLAIMS

The Company was the co-defendant, along with its Chairman, in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and Creative Enterprises International, Inc. This case was settled in August 2007.

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
June 30, 2007

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

As of June 30, 2007, holders of $1,860,000 of convertible debentures have exchanged their convertible notes for 18,600,000 shares of the company’s common stock.

The holders that declined this offer continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. Should the remaining investors not convert their remaining debentures; the Company will have to pay the holders as follows upon maturity:

Year 1                                $515,000

8.	SALE OF EQUITY SECURITIES

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
June 30, 2007

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

During the current fiscal year, the Company raised additional operating capital through a private placement of share of its Common Stock. In this offering, which was completed as of March 27, 2007, the Company raised aggregate gross proceeds of $750,000 and sold a total of $749,525 of, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. In connection with the financing, the Company also issued an aggregate of 4,812,500 shares of common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the Company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share. During the quarter ended June 30, 2007 the company raised additional operating capital through a private placement of share of its common stock. Through the quarter ended June 30 2007, in this offering, the Company raised aggregate gross proceeds of $282,750 and sold a total of 3,770,000 shares of common stock, at the offering price of $.075 per share. In addition, the company authorized the issuance of and additional 33,333 common stock purchase warrants to the selling agent in such financing, which warrants are exercisable for five years at an exercise price of $.09 per share.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

9.	LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. Madison Bank called this note and on January 4, 2007, the Company entered into a Forbearance Agreement with the Bank regarding this loan amount.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

10.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2007 and 2006.

	2007	2006
Notes payable to an individual unsecured, Payable on demand, including interest at 12% due September 1, 2008	$-	$145,284

Notes payable to GMAC, secured by equipment payable in 60 monthly payments of $418.40, including interest at 6.09% payable through October 2009 - paid in full in 2006		26,952

		172,236
Less current		150,304

	$-	$21,932

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

11.	LICENSING AND AGREEMENTS

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

11.	LICENSING AND AGREEMENTS ( CONTINUED)

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

12.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

13.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $7,300,000 which may be applied against future taxable income and which expires in various years through 2020.

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

At June 30, 2007, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at June 30, 2007 were 80,437,408.

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
June 30, 2007

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

As of June 30, 2007, there were 19,500,000 options issued and outstanding under the plan.

Expected volatility	144%
Expected dividends	0%
Expected terms	4 years
Risk-free rate	4.78%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

15.	STOCK OPTIONS (Continued)

A summary of option activity as of June 30, 2007

			Weighted-Average
		Weighted-Average	Remaining
Options	Shares	Exercise Price	Contractual Term

Outstanding at January 1, 2005	450,000	$0.50	8
Granted
Exercised
Forfeited or expired	(300,000)

Outstanding at January 1, 2006 150,000		$0.50	7
Granted 10,500,000.17		10
Exercised
Forfeited or expired

Outstanding at December 31, 2006	10,650,000	0.18	10

Granted, Q1 2007	3,000,000	0.25	10
Exercised
Forfeited or Expired	4,150,000	0.17	10

Outstanding at June 30, 2007	9,500,000	0.20

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

15.	STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value

Non-vested at January 1, 2005

Granted
Vested
Forfeited

Non-vested at January 1, 2006

Granted	10,650,000	0.144
Vested	1,300,000	0.151
Forfeited

Non-vested at January 1, 2006	9,350,000	0.144

Granted	9,500,000
Vested	1,900,000

Non-Vested at June 30, 2007	7,600,000

There was $738,400 of unrecognized compensation cost related to the non-vested stock granted under the plan as of December 31, 2006. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (October 12, 2006 through December 31, 2006).

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
June 30, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007 is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2004
Granted	1,000,000	$0.40
Exercised
Forfeited

Outstanding at January 1, 2005	1,000,000	0.40
Granted	1,138,000	0.75
Exercised
Forfeited

Outstanding at January 1, 2006	2,138,000	0.31
Granted	775,000	0.07
Exercised
Forfeited

Outstanding at December 31, 2006	2,913,000	0.45

Exercisable at December 31, 2006	2,913,000	0.45

Granted	872,700	0.09
	481,250	0.06
Outstanding at June 30, 2007	4,266,950	0.33

Exercisable at June 30, 2007	4,291,950	0.33

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of June 30, 2007 and 2006 issued 10,800,000 options and 3,238,000 warrants which would have an antidilutive effect on earnings.

	June 30,
	2007	2006

Loss from continuing operations available to common stockholders	($ 1,903,012)	($ 1,182,517)

Weighted average of common shares outstanding used in earnings per share during the period	62,480,464	16,105,000

Loss per common shares	$(.03)	$.07)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subsequent to June 30, 2007, 2,317,890 shares of stock were sold for $ 173,798.00 dollars in a private offering pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 506 promulgated there under.

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $602,469 for fiscal 2006 and $60,742 for the six months ended June 30, 2007. This is due to changing product lines during the last quarter of fiscal 2006, reformulating Skinny Water during 2007 and preparing for the launch of our new product sets in 2007. We incurred a net loss of $2,303,446 for year ended December 31, 2006 and a net loss of $1,173,844 and $1,903,012 for three and six months ended June 30, 2007 respectively. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred as a reporting company and transitioning the company from the pink sheets to the OTC Bulletin Board. We have been largely dependent on private sales of our securities to raise capital.

Our Products and Strategy

Through the period ended June 30, 2007, we have operated our business in the rapidly evolving consumer beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing a line of complementary nutritional products which we intend to market under the “Skinny” brand. These additional products consist of a line of weight loss products that will include meal replacement shakes, nutrition bars, healthy snacks, desserts and additional nutraceutical powders and capsules which are being formulated to help consumers lose weight.

We have obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum royalty obligation specified in the contract.

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

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the health and nutrition industries. We will primarily sell these products to national retailers through our national agreement with Geltech, a large distributor serving over 20,000 stores as well as through the internet and telephone sales through TV and cable advertising. We have been focused on, and will continue to increase our existing product lines and further develop our markets, including direct marketing through the Internet. We had established relationships with national retailers, including Target for the distribution of Skinny Water. However, we have reformulated Skinny Water in order to reduce our costs. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers that have previously purchased product from us. For example, we recently announced that our reformulated Skinny Waters will be available at Super Target stores beginning in June 2007. However, our distributors and retailers are not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Reorganization

In October 2006, we reorganized our executive management team. On October 4, 2006, our board of directors elected Mr. Ken Brice, then serving as our Chief Financial Officer, as a member of our board of directors and appointed Mr. Michael R. Reis as its interim Chief Operating Officer and also elected him as a director. On June 11 , 2007 Mr. Brice resigned as our Chief Financial Officer and a member of our board. Further, on October 5, 2006, Mr. Christopher Durkin, our Chief Executive Officer, President and a director, resigned from such positions with us. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors. Also, effective on October 6, 2006, Mr. James Robb resigned from our board of directors.

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

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. As of June 30, 2007, we received conversion notices from holders representing an aggregate principal amount of $1,860,000 of convertible debentures, which represents approximately 73% of the outstanding $2,515,000 principal amount of debentures. We issued these holders an aggregate of 18,600,000 shares of common stock.

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the six months ended June 30, 2007 we raised a total of $797,890 in gross proceeds through private placements of shares of our common stock to accredited investors and during the twelve months ended December 31, 2006, we raised a total of $1,758,885 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team.

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

Management Discussion and Analysis:

Results of Operations: Quarter Ended June 30, 2007 compared to Quarter Ended June 30, 2006

Revenues for the quarter ended June 30, 2007 were $51,814 as compared to $285,662 for the same quarter last year. This decrease reflects the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water® and Skinny Snacks™.

Gross profit was $1,795 for the three months ended June 30, 2007 as compared to $134,750 for the same period last year reflecting costs associated with the establishment of the Skinny brand name and the initial start up costs for the brands.

Total expenses were $1,125,690 for the quarter ended June 30, 2007 as compared to $515,924 for the same period last year.

Marketing and advertising was $ 774,133 and $104,743 for the three months ending June 30, 2007 and 2006 respectively reflecting the Company’s direction in establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense dropped 45% from the quarter ended June 30, 2006 to $49,949 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $ 1,173,844 for the quarter ended June 30, 2007 as compared to a loss of $472,617 for the same quarter last year.

Subsequent to June 30, 2007, 2,317,890 shares of stock were sold for $ 173,798.00 dollars in a private offering pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 506 promulgated there under.

Results of Operations: Six months Ended June 30, 2007 compared to six months Ended June 30, 2006

Revenues for the six months ended June 30, 2007 were $ 60,742 as compared to $ 602,469 for the same quarter last year. This decrease reflects the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water® and Skinny Snacks™.

Gross profit was $(16,219) for the six months ended June 30, 2007 as compared to $ 161,716 for the same period last year reflecting costs associated with the establishment of the Skinny brand name and the initial start up costs for the brands.

Total expenses were $1,807,559 for the six months ended June 30, 2007 as compared to $1,176,263 for the same period last year.

Marketing and advertising was $ 1,023,403 and $181,737 for the six months ending June 30, 2007 and 2006 respectively reflecting the Company’s direction in establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense dropped 52 % from the six months ended June 30, 2006 to $79,234 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $1,903,012 for the six months ended June 30, 2007 as compared to a loss of $1,182,517 for the same six months last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of June 30, 2007, we had approximately $1,692,960 in working capital deficit and our cash balance was approximately $34,456. During the six months ended June 30, 2007, we converted $1,860,000 in convertible debt into 18,600,000 shares of common stock, reducing our working capital deficit by $1,860,000.

To provide for working capital during the current fiscal year, we consummated, through June 30, 2007, closings of private offerings of shares of common stock for aggregate gross proceeds of $797,890 in these transactions, we issued a total of 10,638,533 shares of common stock, at the offering price of $0.075 per share. We received total net proceeds of approximately $717,505 after giving effect to payment of approximately $80,385 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 906,033 warrants to purchase our common stock (the “Agent Warrants”). This amount includes warrant compensation attributable to subscriptions received in December 2006 for the private offering of shares of our common stock which commenced December 2006 and expired in March 2007. The Agent Warrants are exercisable for a period of five years at $0.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act. In connection with the financing, we also issued an aggregate of 4,812,500 shares of our common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share.

To provide for our working capital during the year ended December 31, 2006, we had raised capital through certain private offerings of our securities. In October 2006, we raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. In this financing, we received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. As part of this financing, we also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). In addition, in connection with this financing, we also issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006. We are using the proceeds from the offering for working capital, payment of accrued compensation and the repayment of debt owed to third parties. In November 2006, we commenced a private offering of shares up to $750,000 of shares of common stock. During December 2006 we sold an aggregate amount of $266,886 of our shares and issued the investors 3,558480 shares of common stock. As described above, this offering expired in March 2007 and we raised an additional amount of approximately $ 483,000 in gross proceeds through this offering during the quarter ended March 31, 2007.

In addition, during the 2005 fiscal year approximately $2.6 million was raised through a private placement of convertible debentures. We also raised an additional $205,000 during December 2005 from the sale of 512,500 shares of our common stock and 512,500 warrants to certain accredited investors in a private transaction and during the quarter ended March 31, 2006, we raised an additional $275,000 from the private sale of 687,500 shares of common stock and 687,500 warrants to accredited investors, receiving net proceeds of $247,500 after payment of commissions to a registered broker-dealer, which we will use for working capital and general corporate purposes. These transactions were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Further, we had received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $155,936 was outstanding as of June 30, 2007. On March 1, 2007 we renegotiated the terms of the loan including adding the outstanding interest to the principal, reducing the interest rate to 12% and extending the due date to September 1, 2008. The loan requires monthly payments of $10,000 on the first of each month.

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

Break Even and Profitability

As discussed in the overview to this analysis, we are developing a new product line based on our Skinny brand which we began selling in the first quarter of 2007 in addition to our current retail business for Skinny water. We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the first quarter of calendar 2008 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2006 fiscal year and an additional $1,023,403 during the six months ended June 30, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2007 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of June 30, 2007 we have 3 employees including, our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Item 3 Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As previously reported, on June 11, 2007 , Kenneth Brice our Chief Financial Officer and a member of our board of Directors tendered his resignation resigned from the company, effective as of June 30, 2007. Effective as of such date our Chief Executive Officer was appointed as our Chief Financial Officer. In addition, in July 2007 we engaged a controller to perform certain accounting and financial tasks previously handled by our Chief Financial Officer . Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Other than described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act 1934) during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were the co-defendant along with our Chairman in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and Creative Enterprises International, Inc. This case was settled in August 2007.

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently underway and a status conference with the court is currently scheduled for May 31, 2007. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware; management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On or about May 8, 2006 a default judgment was entered against us in the Supreme Court of the State of New York for the County of New York (Index No. 600618/06) in the amount of $43,835.06 in an action brought against it by Evins Communications, Ltd. (“Evins”) purportedly commenced in February 2006 (and with respect to which complaint we do not believe it was served). The basis for such action is not known to the company. That judgment was later domesticated in Pennsylvania on or about August 3, 2006 On May 7, 2007 an order to show cause was signed by Justice York in the State Supreme Court ordering Evins to show cause why the default should not be vacated. On May 29, 2007, the court decided not to vacate the default, but scheduled further hearings on this issue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended June 30, 2007 other than those disclosed in previous SEC filings and as set forth below.

During the quarter ended June 30, 2007, we issued an aggregate of 3,770,000 of shares of common stock pursuant to a private placement of our securities which expired July 18, 2007. In this offering, we received gross proceeds of $ 285,750 and after giving effect to payment of $ 5,385 in warrants to registered broker dealers and other offering-related expenses; we received net proceeds of approximately $ 280,365 (the Agent Warrants). The agent warrants will be exercisable for a period of five years at $.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes.

The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption for registration set forth in Section 4 (2) thereof and Regulation D promulgated under Securities Act. We believe that the investors and the selling agent are “ accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

During the quarter ended June 30, 2007 we issued 650,000 shares of common stock to the certain holders of convertible debentures upon the conversion of their debentures. These securities issued in connection with the conversion of the note have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption form registration set forth in Section 3 (a) (9) thereof.

During the quarter ended June 30, 2007, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 11, 2007, Kenneth Brice, our Chief Financial Officer and a member of our board of directors, tendered his resignation form employment and from his service as director, effective as of June 30, 2007. Subsequent to our initial disclosure of this event, we do not expect to finalize a consultancy arrangement with Mr. Brice. Effective as of July 1, 2007, our Chief Executive Officer, Donald J McDonald, will serve as our Chief Financial Officer until such time as we appoint another individual to

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Secured Note payable to Valley Green Bank	X	5/15/07	4.1

10.1	Business Loan Agreement between the Company and Valley Green Bank	X	5/15/04	10.1

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.
August 20, 2007

By:  /s/ Donald J. McDonald

Donald J. McDonald
Chief Executive Officer and Chief Financial Officer