Form 10QSB
period 2007-09-30
Skinny Nutritional Corp.
filed 2007-11-14
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 85,273,721 shares of common stock, $0.001 par value, issued and outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements	3
	Consolidated Balance Sheet, September 30 , 2007
	Consolidated Statements of Operations For the Nine Months Ended September 30, 2007 and 2006
	Consolidated Statements of Stockholders' Equity (Deficit) For the Nine Months Ended September 30, 2007
	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006
	Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation	4
Item 3.	Controls and Procedures	13
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

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

2

Part I
Item 1.   Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

September 30, 2007

3

Skinny Nutritional Corp
And Subsidiary
September 30, 2007

Contents

Page

Financial Statements

Consolidated Balance Sheet, September 30, 2007	1 - 2

Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006	3

Consolidated Statements of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2007	4 - 5

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006	6 - 7

Notes to Consolidated Financial Statements 8 - 24

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

September 30, 2007

CURRENT ASSETS
Cash and cash equivalents	$50,989
Restricted Cash	3,787
Accounts receivable	118,420
Inventory	12,016
Prepaid expenses	13,657

Total current assets	198,869

FIXED ASSETS
Fixed assets	12,787
Accumulated depreciation	(4,403)

Total fixed assets	8,384

TOTAL ASSETS	$207,253

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

September 30, 2007
CURRENT LIABILITIES

Line of credit	$340,000
Settlements Payable	120,000
Accounts payable	478,798
Accrued expenses	126,681
Accrued interest payable	123,552
Convertible notes	515,000
Notes Payable	218,436

Total current liabilities	1,922,467

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
Authorized, none issued and outstanding	0
Common stock, $.001 par value, 250,000,000 shares
Authorized, 85,273,721 shares issued and outstanding
At June 30, 2007	85,273
Additional paid-in capital	11,336,119
Accumulated deficit	(13,136,606)

Total stockholders’ deficit	(1,715,214)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$207,253

See accompanying notes

3.
Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2007	2006	2007	2006
Revenue - net	$134,761	$111,954	$195,503	$714,424

Cost of goods sold	76,061	103,169	153,022	543,922

Gross profit	58,700	8,785	42,481	170,502

Expenses

General and Administrative	953,613	325,394	1,737,769	1,319,921
Marketing and Advertising	45,717	102,266	1,069,120	284,003

Total expenses	999,330	427,660	2,806,889	1,603,924

Net (loss) from operations	(940,630)	(418,875)	(2,764,408)	(1,433,422)

Other income (expense)	20,172		20,172
Interest expense	(14,245)	(90,323)	(93,479)	(258,292)

Total other expenses	5,927	(90,323)	(73,307)	(258,292)

Income Taxes
Current
Deferred

Total income taxes

Net (Loss)	($934,703)	($509,198)	($2,837,715)	($1,691,714)

(Loss) per common share	($.01)	($.03)	($.04)	($.10)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Period Ending September 30, 2007 and the Year Ended December 31, 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303		$($7,995,445)

Conversion of convertible debt into
common shares at $.40 per share	302,500	303	120,697

Issuance of common stock
for cash at $.40 per share	687,500	687	274,313

Issuance of common stock
for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock
for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for
services at $.01 per share	900,000	900	8,100

Conversion of loans into
common shares at $.05
per share	12,840,000	12,840	629,160

Interest shares on above
conversion at $.144 per share	69,861	70	9,990

Issuance of common stock in
exchange for convertible
debentures at $.10	1,200,000	1,200	118,800

Warrants issued in exchange
for services			85,200

Options issued in exchange
for services			196,300

Net loss for the year ended
December 31, 2006					(2,303,446)

Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$0	($10,298,891)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Period Ending September 30, 2007 and the Year Ended December 31, 2006

		Additional	Stock
Common Stock		Paid-In	Subscription	Accumulated
Shares	Amount	Capital	Receivable	Deficit

Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$	($10,298,891)

Issuance of common stock for
Cash @ $.075	15,474,846	15,474	1,144,589

Shares issued in exchange for
Convertible debentures at
$.10 per share	18,600,000	18,600	1,841,400

Shares exchanged as per reset
agreement	4,812,500	4,813	(4,813)

Issuance of common stock in
Exchange for Note and Interest
At $.05 per share	2,379,714	2,380	121,064

Issuance of common stock in
Exchange for services $ .075	1,333,333	1,333	98,670

Options issued in exchange
For services			109,968

Warrants issued in exchange
For services			646,200

Warrants issued on conjunction of			508,230
Private Placement

Capitalize Inventory Balances			18,603

Net loss for the six months
Ended September 30, 2007					(2,837,715)

Balance, September 30 2007	85,273,721	$85,273	$11,336,119	$	($13,136,606)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended Sept 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($2,837,715)	($1,691,714)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation	704	12,600
Loss on Sale of Fixed Assets		28,689
Warrants issued for service	646,200
Options issued in exchange of Services	109,968
Issuance of Common Stock for Services	100,003
Issuance of Common Stock in Exchange
Warrants issued for Services	508,230
Changes in o1perating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(115,014)	(68,097)
Inventories	6,587	(53,801)
Prepaid expenses	32,803	107,458
Increase (decrease) in:
Accrued Expenses	96,681	42,415
Legal Settlements	(60,000)
Accounts payable	182,202	247,362
Accrued interest	4,646	230,798

Net cash used in operating activities	(1,324,705)	(1,144,290)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,814)	(1,550)
Net cash used in investing activities	(2,814)	(1,550)

Continued

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

For the Nine Months Ended Sept 30,
2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Convertible Debt	(20,000)
Payments from Notes Payable Net		862,700
Proceeds from Line of Credit Net	25,467
Notes Payable	(81,847)
Issuance of Common Stock in exchange
For Note	123,444
Proceeds from Convertible Debenture		(121,000)
Proceeds from Issuance of Common Stock	1,160,063	596,000

Net cash provided in financing activities	1,207,127	1,337,700

NET DECREASE IN CASH	(120,392)	191,860
Cash and cash equivalents, beginning of period	175,168	76,780

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$54,776	$268,640

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

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
September 30, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of September 30, 2007 there was $12,016 in inventory on the books.

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
September 30, 2007

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
September 30, 2007

6.	PENDING CLAIMS

The Company was the co-defendant, along with its Chairman, in a civil suit filed in Miami-Dade County Circuit Court under the caption Swan v. Salaman and Creative Enterprises International, Inc. This case was settled in August 2007.

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently underway and a status conference with the court was held in May 2007. A settlement conference has been scheduled to be held in December 2007. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware; management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On or about May 8, 2006 a default judgment was entered against us in the Supreme Court of the State of New York for the County of New York (Index No. 600618/06) in the amount of $43,835.06 in an action brought against it by Evins Communications, Ltd. (“Evins”) purportedly commenced in February 2006 (and with respect to which complaint we do not believe it was served). The basis for such action is not known to the company. That judgment was later domesticated in Pennsylvania on or about August 3, 2006 On May 7, 2007 an order to show cause was signed by Justice York in the State Supreme Court ordering Evins to show cause why the default should not be vacated. On May 29, 2007, the court decided not to vacate the default, but scheduled further hearings on this issue. This case was settled in September 2007.

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
September 30, 2007

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

As of September 30, 2007, holders of $1,860,000 of convertible debentures have exchanged their convertible notes for 18,600,000 shares of the company’s common stock. One investor was paid off in cash for $20,000 in principal and $ 4,000 in interest.

The holders that declined this offer continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. Should the remaining investors not convert their remaining debentures; the Company will have to pay the holders as follows upon maturity (as of September 30, 2007):

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
September 30, 2007

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

During the current fiscal year, the Company raised additional operating capital through a private placement of share of its Common Stock. In this offering, which was completed as of March 27, 2007, the Company raised aggregate gross proceeds of $749,525 of, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. In connection with the financing, the Company also issued an aggregate of 4,812,500 shares of common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the Company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share. During the quarter ended September 30, 2007; the company raised additional operating capital through a private placement of share of its common stock. Through the quarter ended September 30 2007, in this offering, the Company raised aggregate gross proceeds of $362,173 and sold a total of 4,836,313 shares of common stock, at the offering price of $.075 per share.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

10.	LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2007 and 2006.

	2007	2006

Convertible Debentures	$0	$280,000
		280,000
Less current		0

	$0	$280,000

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

11.	LICENSING AND AGREEMENTS

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

On February 27, 2007, the Company entered into a Marketing and Distribution Agreement with Geltech Sales, LLC (“Geltech”) for the national distribution of the Company’s Skinny-branded products. The initial term of this agreement is three years, and it is renewable in one-year increments. This agreement is exclusive subject to certain contractually-specified exceptions. In consideration for Geltech’s services, the Company agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. The Company will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the required performance metrics. On October16, 2007, the company notified Geltech that it elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

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
September 30, 2007

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

At September 30, 2007, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at September 30, 2007 were 85,273,721.

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
September 30, 2007

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

As of September 30, 2007, there were 6,000,000 options issued and outstanding under the plan.

Expected volatility	144%
Expected dividends	0%
Expected terms	4 years
Risk-free rate	4.78%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

15.	STOCK OPTIONS (Continued)

A summary of option activity as of September 30, 2007

			Weighted-Average
		Weighted-Average	Remaining
Options	Shares	Exercise Price	Contractual Term

Outstanding at January 1, 2005	450,000	$0.50	8
Granted
Exercised
Forfeited or expired	(300,000)

Outstanding at January 1, 2006	150,000	$0.50	7
Granted	10,500,000.17		10
Exercised
Forfeited or expired

Outstanding at December 31, 2006	10,650,000	0.18	10

Granted, Q1 2007	3,000,000	0.25	10
Exercised
Forfeited or Expired	7,650,000	0.17	10

Outstanding at September 30, 2007	6,000,000	0.21

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

15.	STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of September 30, 2007 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value

Non-vested at January 1, 2005

Granted
Vested
Forfeited

Non-vested at January 1, 2006

Granted	10,650,000	0.144
Vested	1,300,000	0.151
Forfeited

Non-vested at January 1, 2006	9,350,000	0.144

Granted	9,500,000
Vested	1,900,000
Forfeited	3,500,000

Non-Vested at Sept 30, 2007	4,100,000

There was $738,400 of unrecognized compensation cost related to the non-vested stock granted under the plan as of December 31, 2006. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (October 12, 2006 through December 31, 2010).

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company’s chairman under the same terms as the October 6, 2006 grant where 20% of the options vest immediately and 20% on each anniversary date for the next 4 years. The exercise price of these options is $.25 per share.

In January, 2007, 150,000 stock options issued in January 2002 expired. On March 26, 2007, 4,000,000 options expired from terminated employees. During the quarter ending September 30, 2007; the stock options granted to employees Kenneth Brice and April Brown expired.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

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

During the quarter ended December 31, 2005, the Company issued 1,850,500 warrants to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $0.75 each.

During calendar year 2006 and additional 1,390,000 warrants were issued to investors who converted their convertible debentures into shares of common stock. These warrants have an exercise price of $.75 each.

In October 2006, the Company approved the grant of warrants to purchase 600,000 shares of common stock to a law firm in consideration of services rendered. These warrants are exercisable for a period of five years at an exercise price of $0.05 per share.

In November 2006, the company approved the grant of 200,000 warrants to individual consultants in consideration for services rendered to company during 2006. These warrants are exercisable for a period of five years at an exercise price of $ .10 per share.

In January 2007 additional warrants were granted for services rendered. These warrants are exercisable for a period of 5 years at and exercise price of $.40 cents per share.

During calendar year 2007 additional warrants were issued to investment firms with the following terms:

•	1,239,326 warrants exercisable at $.09 cents a share
•	950,000 warrants exercisable at $.06 cents a share
•	250,000 warrants exercisable at $ .11 cents a share

An additional 1,800,000 warrants were issued to a marketing firm for services rendered with an exercise price of $.24 cents per share. On October 16, 2007 warrants totaling 1,075,000 shares were cancelled due to non performance.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2007 is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2004
Granted	1,000,000	$0.20
Exercised
Forfeited

Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,850,500	0.75
Granted	100,000	0.40
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	1,390,000	0.75
Granted	600,000	0.05
Granted	200,000	0.10
Exercised
Forfeited

Outstanding at
December 31, 2006	5,140,500	0.53

Exercisable at
December 31, 2006	5,140,500	0.53

Granted	1,239,326	0.09
Granted	950,000	0.06
Granted	250,000	0.11
Granted	1,800,000	0.24
Granted	125,000	0.40
Outstanding at
September 30, 2007	9,504,826	0.36

Exercisable at
September 30, 2007	9,504,826	0.36

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of September 30, 2007 issued 6,000,000 options and 9,504,826 warrants which would have an antidilutive effect on earnings. As of September 2006 the company had 150,000 options outstanding and 4,340,500 warrants outstanding.

	Sept 30,
	2007	2006
Loss from continuing operations available
To common stockholders	($2,837,715)	($1,691,714)

Weighted average of common shares outstanding
Used in earnings per share during the period	79,990,860	16,152,000

Loss per common shares	$(.04)	$.10)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the fourth quarter of 2007, the Company has agreed to issue a total of 2,653,333 additional shares of common stock and 435,000 common stock purchase warrants upon the conversion of an aggregate amount of $174,000 (inclusive of accrued interest of $29,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Pursuant to anti-dilution rights the Company agreed to in a prior private placement, it is obligated to issue an aggregate of 5,000,000 additional shares of common stock to such investors. In addition, the Company will issue the placement agent 200,000 additional agent warrants pursuant to this anti-dilution protection. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 4

19.	SUBSEQUENT EVENTS (Continued)

(2) Thereof and Regulation D promulgated under Securities Act and Regulation D, promulgated there under.

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $602,469 for fiscal 2006 and $195,503 for the nine months ended September 30, 2007. This is due to changing product lines during the last quarter of fiscal 2006, reformulating Skinny Water during 2007 and preparing for the launch of our new product sets in 2007. We incurred a net loss of $2,303,446 for year ended December 31, 2006 and a net loss of $934,703 and $2,837,715 for three and nine months ended September 30, 2007 respectively. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred as a reporting company and transitioning the company from the pink sheets to the OTC Bulletin Board. We have been largely dependent on private sales of our securities to raise capital.

Our Products and Strategy

Through the period ended September 30, 2007, we have operated our business in the rapidly evolving consumer beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing a line of complementary nutritional products which we intend to market under the “Skinny” brand. These additional products consist of a line of weight loss products that will include meal replacement shakes, nutrition bars, healthy snacks, desserts and additional nutraceutical powders and capsules which are being formulated to help consumers lose weight.

We have obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum royalty obligation specified in the contract.

On February 27, 2007, we entered into a Marketing and Distribution Agreement with Geltech Sales, LLC for the national distribution of our Skinny-branded products. The initial term of the Agreement is three years, and it is renewable in one-year increments. Under the Agreement, Geltech agreed to solicit orders for our products through its distribution channels, which includes mass merchandisers, supermarkets, convenience stores, mass drug stores, as well as establishing distribution agreements with local, regional, and national direct store delivery (DSD) companies. The Agreement is exclusive subject to certain contractually-specified exceptions. Either party may terminate the Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, we may elect to terminate the Agreement if Geltech fails to meet its performance obligations or terminate the Agreement without cause upon sixty (60) days prior written notice. On October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the health and nutrition industries. We will primarily sell these products to national retailers and large distributors as well as through the internet and telephone sales through TV and cable advertising. We have been focused on, and will continue to increase our existing product lines and further develop our markets, including direct marketing through the Internet. We have established relationships with national retailers, including Target for the distribution of Skinny Water and expect to continue our efforts to distribute Skinny Water through the distributors and retailers that have previously purchased product from us. However, our distributors and retailers are not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued thereunder to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,500,000 options under its Employee Stock Option Plan, including a total of 5,500,000 options granted to certain of our executive officers. On February 28, 2007, 4,000,000 options were cancelled as two employees who were terminated did not exercise their options. During the third quarter, 3,500,000 options were cancelled as two more employees resigned.

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and were initially convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which is currently approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. As of September 30, 2007, we received conversion notices from holders representing an aggregate principal amount of $1,860,000 of convertible debentures, which represents approximately 76% of the outstanding $2,515,000 principal amount of debentures. We issued these holders an aggregate of 18,600,000 shares of common stock. One investor was paid off in cash for $20,000 in principal and $ 4,000 in interest.

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the nine months ended September 30, 2007 we raised a total of $1,160,063 in gross proceeds through private placements of shares of our common stock to accredited investors and during the twelve months ended December 31, 2006, we raised a total of $1,758,885 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team.

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

Management Discussion and Analysis:

Results of Operations: Quarter Ended September 30, 2007 compared to Quarter Ended September 30, 2006

Revenues for the quarter ended September 30, 2007 were $134,761 as compared to $111,954 for the same quarter last year. This increase reflects the sales to 408 Target stores nationally. The company expects to commence selling Skinny water to additional Target stores during the month of November 2007.

Gross profit was $58,700 for the three months ended September 30, 2007 as compared to $8,785 for the same period last year reflecting the increase in gross margin percentage from 7.8 percent to 43.5 percent. Credits taken for discontinued Jana water products accounted for 14.2 percent of the improvement in gross margin.

Total expenses were $999,330 for the quarter ended September 30, 2007 as compared to $427,660 for the same period last year. A 502,845 provision for agent warrants was recorded in the quarter.

Marketing and advertising was $ 45,717 and $102,266 for the three months ending September 30, 2007 and 2006 respectively. In the third quarter the company terminated a marketing agreement resulting in a $42,950 credit in marketing expenses. The company settled a lawsuit with a marketing consultant in the third quarter resulting in a credit of $23,835 to marketing expenses.

Interest expense dropped 85% from the quarter ended September 30, 2006 to $14,245 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $ 934,703 for the quarter ended September 30, 2007 as compared to a loss of $509,198 for the same quarter last year.

Results of Operations: Nine months Ended September 30, 2007 compared to Nine months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $195,503 as compared to $ 714,424 for the same quarter last year. This decrease reflects the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water® and Skinny Snacks™.

Gross profit was $ 42,481 for the nine months ended September 30, 2007 as compared to $ 170,502 for the same period last year reflecting costs associated with the establishment of the Skinny brand name and the initial start up costs for the brands.

Total expenses were $2,806,889 for the nine months ended September 30, 2007 as compared to $1,603,924 for the same period last year.

Marketing and advertising was $ 1,069,120 and $284,003 for the nine months ending September 30, 2007 and 2006 respectively reflecting the Company’s direction in establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense dropped 64 % from the nine months ended September 30, 2006 to $93,479 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $2,837,715 for the nine months ended September 30, 2007 as compared to a loss of $1,691,714 for the same nine months last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We have an immediate need for cash to fund our working capital requirements and business model objectives. As of September 30, 2007, we had approximately $1,723,598 in working capital deficit and our cash balance was approximately $50,989. During the nine months ended September 30, 2007, we converted $1,860,000 in convertible debt into 18,600,000 shares of common stock, reducing our working capital deficit by $1,860,000.

To provide for working capital during the current fiscal year, we consummated, through September 30, 2007, closings of private offerings of shares of common stock for aggregate gross proceeds of $1,160,063 in these transactions, we issued a total of 15,474,846 shares of common stock, at the offering price of $0.075 per share. We received total net proceeds of approximately $1,058,468 after giving effect to payment of approximately $101,595 in commissions to registered broker-dealers served as selling agents in the transaction and other offering-related expenses. The selling agents also earned warrant compensation in the amount of 1,966,666 warrants to purchase our common stock (the “Agent Warrants”). This amount includes warrant compensation attributable to subscriptions received in December 2006 for the private offering of shares of our common stock which commenced December 2006 and expired in March 2007. The Agent Warrants are exercisable for a period of five years at $0.09 per share. We have been using the proceeds from the offering for working capital, repayment of debt and general corporate purposes. In connection with our private placement which was completed as of March 27, 2007, we also issued an aggregate of 4,812,500 shares of common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, we authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

To provide for our working capital during the year ended December 31, 2006, we had raised capital through certain private offerings of our securities. In October 2006, we raised an additional $525,000 in a private placement of our common stock to accredited investors pursuant to Rule 506 of Regulation D. In this financing, we received net proceeds of approximately $500,000 and issued an aggregate of 8,500,000 shares of Common Stock to the investors in this financing. As part of this financing, we also issued a convertible note to one investor in the principal amount of $100,000 in lieu of additional shares of common stock. This investor subscribed for $150,000 of shares of Common Stock in the financing (3,000,000 shares). In addition, in connection with this financing, we also issued an aggregate of 12,909,860 shares of common stock upon the conversion of $642,000 of debt, including the convertible note we issued to our Chairman in March 2006. We have used the proceeds from the offering for working capital, payment of accrued compensation and the repayment of debt owed to third parties. In November 2006, we commenced a private offering of shares up to $750,000 of shares of common stock. During December 2006 we sold an aggregate amount of $266,886 of our shares and issued the investors 3,558,480 shares of common stock. As described above, this offering expired in March 2007 and we raised an additional amount of approximately $ 483,000 in gross proceeds through this offering during the quarter ended March 31, 2007.

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

Further, we had received short-term loans from unaffiliated third-parties of approximately $220,000, of which the principal amount of approximately $155,936 was outstanding as of September 30, 2007. On March 1, 2007 we renegotiated the terms of the loan including adding the outstanding interest to the principal, reducing the interest rate to 12% and extending the due date to September 1, 2008. The loan requires monthly payments of $10,000 on the first of each month.

A promissory note for $ 50,000 dollars was received from an unaffiliated third-party on August 28, 2007. The note is due in 60 days and has a rate of interest of 15 percent.

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

Break Even and Profitability

As discussed in the overview to this analysis, we are developing a new product line based on our Skinny brand which we began selling in the first quarter of 2007 in addition to our current retail business for Skinny water. We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the third quarter of calendar 2008 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Marketing/Advertising

In connection with our recent marketing campaign, we have invested over $900,000 of our working capital during the 2006 fiscal year and an additional $1,069,120 during the nine months ended September 30, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2007 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of September 30, 2007 we have 4 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Changes in Internal Control over Financial Reporting

As previously reported, on June 11, 2007 , Kenneth Brice our Chief Financial Officer and a member of our board of Directors tendered his resignation resigned from the company, effective as of June 30, 2007. Effective as of such date our Chief Executive Officer was appointed as our Chief Financial Officer. In addition, in July 2007 we engaged a controller to perform certain accounting and financial tasks previously handled by our Chief Financial Officer . Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Other than described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act 1934) during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently underway and a status conference with the court was held in May 2007. A settlement conference has been scheduled to be held in December 2007. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware; management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On or about May 8, 2006 a default judgment was entered against us in the Supreme Court of the State of New York for the County of New York (Index No. 600618/06) in the amount of $43,835.06 in an action brought against it by Evins Communications, Ltd. (“Evins”) purportedly commenced in February 2006 (and with respect to which complaint we do not believe it was served). The basis for such action is not known to the company. That judgment was later domesticated in Pennsylvania on or about August 3, 2006 On May 7, 2007 an order to show cause was signed by Justice York in the State Supreme Court ordering Evins to show cause why the default should not be vacated. On May 29, 2007, the court decided not to vacate the default, but scheduled further hearings on this issue. This case was settled in September 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended September 30, 2007 other than those disclosed in previous SEC filings and as set forth below

During the quarter ended September 30, 2007, we issued an aggregate of 4,836,313 of shares of common stock pursuant to a private placement of our securities. In this offering, we received gross proceeds of $ 362,173 and after giving effect to payment of $ 21,210 in commissions to registered broker dealers and other offering-related expenses; we received net proceeds of approximately $ 340,963. We also issued 283,466 warrants to the selling agents that procured investors in this offering. The agent warrants will be exercisable for a period of five years at $.09 per share. We intend to use the proceeds from the offering for working capital, repayment of debt and general corporate purposes.

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

During the quarter ended September 30, 2007, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the fourth quarter of 2007, we have agreed to issue a total of 2,653,333 additional shares of common stock and 435,000 common stock purchase warrants upon the conversion of an aggregate amount of $174,000 (inclusive of accrued interest of $29,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Pursuant to anti-dilution rights we agreed to in a prior private placement, we are obligated to issue an aggregate of 5,000,000 additional shares of common stock to such investors. In addition, we will issue the placement agent 200,000 additional agent warrants pursuant to this anti-dilution protection. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 4 (2) thereof and Regulation D promulgated under Securities Act and Regulation D, promulgated there under.

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

SKINNY NUTRITIONAL CORP.

November 14, 2007	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Executive Officer And Chief Financial Officer

