Form 10KSB
period 2007-12-31
Skinny Nutritional Corp.
filed 2008-04-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had revenues of $752,825 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates on December 31, 2007 was approximately $5,214,025 based on the average bid and asked prices of the issuer’s common stock on such date.

As of April 11, 2008, the issuer had 105,113,069 shares of common stock outstanding.

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

(a) Business Development

Skinny Nutritional Corp. (“Skinny”), formerly known as Creative Enterprises International, Inc., is the exclusive worldwide licensee of several trademarks for the use of the term “Skinny.” We develop a line of functional beverages, all branded with the name “Skinny” that are marketed and distributed primarily to weight conscious consumers. Our business strategy is to develop a variety of functional beverages utilizing our licensed Skinny trademarks. These trademarks include Skinny Water, Skinny Tea, Skinny Shakes, Skinny Java and others.  In 2004 we began implementing our business plan of marketing and distributing Skinny Water as a dietary supplement. As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to assist consumers in their weight-management efforts.

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

For our 2007 fiscal year, we generated revenues of $752,825 and incurred a net loss of $2,828,745. Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements.

Starting in our 2006 fiscal year, we have been able to devote increasing amounts of resources to marketing and sales activities regarding our consumer products, including the procurement of a number of purchase orders from distributors and retailers. This trend continued in our 2007 fiscal year.

(b) Business of the Issuer

Overview

We operate our business in the rapidly evolving weight loss and beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced functional beverages.

Our Skinny Water product, which we originally introduced in 2005, has been reformulated to include three new flavors: Peach, Lemon and Raspberry, and we expect to launch new flavors and new formulations in our second fiscal quarter of 2008.

We are currently developing new product extensions and formulations of new functional beverages. Our current business strategy is to develop and maintain our current distribution relationship with Target Corporation, focus in establishing a market for the Skinny Beverages in the United States and generate sales and brand awareness through sampling, street teams, radio, print, television advertising and internet sales as well as building a national sales and distribution network to take our products into retail and direct store delivery (DSD) distribution channels.

Our principal executive offices are located at 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Developments in 2007

Financing Activities

As described in greater detail below under the caption “Liquidity and Capital Resources” during the twelve months ended December 31, 2007 we have raised a total of $1,188,063 in gross proceeds from private transactions with accredited investors. There were three private offerings made during the year; the first, which commenced in December 2006, raised $482,610 during calendar 2007 with 6,435,004 shares being issued. The second offering, which commenced in March 2007, raised $502,202 during calendar 2007 with 6,696,509 shares being issued. The third placement, which commenced in September 2007, raised $203,251 with 2,716,666 shares issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007.

Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,081,109 dollars in net proceeds from private placements. In addition, a total of 9,809,332 shares were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the previous subscription agreements. . We have used the proceeds from these transactions for working capital and the repayment of debt owed to third parties. The securities sold in this financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors are “accredited investors” as such term is defined in Rule 501(a) promulgated under the Securities Act.

On March 23, 2007, the holder of a debenture with an outstanding principal amount of $100,000 and $4,274 in accrued interest converted its debt into 2,011,020 shares of common stock. In addition, the holder of a convertible debenture in the aggregate principal amount of $25,000 converted such debenture into common stock in two transactions: in January 2007, such holder converted $12,500 in principal and $1,171 in interest into 273,425 shares of common stock. Thereafter, in April 2007, this holder converted the remaining $12,500 in principal into 250,000 in common shares of stock. Interest of $5,513 was converted to 110,270 common shares on 1/17/07. There were other transactions the converted debt to 14,995 shares of common stock.

In addition, holders of an aggregate principal amount of $2,065,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,750,000 converted such amount into 17,500,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per share and the remainder are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

The securities issued upon the conversion of debentures were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

Reorganization

In October 2006, we began to reorganize our business operations to completely focus on our “Skinny” brand, including a change in our company name to “Skinny Nutritional Corp.”, a change in management, modification of certain of our contractual relationships, conducting financing activities and restructuring our debt.

On October 4, 2006, we entered into an agreement with Mr. James Robb, at the time a member of our board of directors, modifying the convertible note issued in June 2006. Pursuant to this agreement, we modified the repayment terms of the note by paying to Mr. Robb an amount of $10,000 upon the initial closing of our October 2006 financing and the balance of the principal and accrued and unpaid interest within 60 days thereafter. Following a further modification of the repayment obligation, the principal of this note was paid on March 13, 2007. On October 4, 2006, we entered into a Separation Agreement with Mr. Christopher Durkin, our former President, Chief Executive Officer and a director. Pursuant to this agreement, Mr. Durkin agreed to resign from all positions with us effective upon his receipt of payment of $32,500 as payment of accrued but unpaid compensation and expenses. Mr. Durkin also agreed to provide us with a general release of claims in the separation agreement. We made the cash payment to Mr. Durkin on October 5, 2006 and his resignation is effective as of such date. As additional severance compensation, we agreed to issue Mr. Durkin 300,000 shares of Common Stock.

Further, on October 4, 2006, Mr. Michael R. Reis was appointed as our interim Chief Operating Officer and also elected him as a director. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors.

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

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued there under to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options to certain of our employees under our Employee Stock Option Plan.

General Business Developments

Recent Private Offering of Securities: The Company has commenced a private offering of up to $2,000,000 of shares of Common Stock at a per share price of $0.04. The shares are being offered to accredited investors only. The shares being offered will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company intends to engage registered broker-dealers to serve as selling agents (the “Selling Agents”), for the sale of the Units and pay commissions and other compensation to the Selling Agents who procure purchasers of the Units. We will pay and issue to each Selling Agent a warrant (the “Agent Warrants”) to purchase such number of Shares as equals 10% of the total number of Shares actually sold in the Offering to Purchasers procured by each Selling Agent. Agent Warrants shall be exercisable at the per share price of $0.09 for a period of five years from the date of issuance. The Company intends to use the proceeds from the offering for working capital and payment of accrued compensation.

There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company’s ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c of the Act.

Compensation Matters: On January 12, 2007, our Board of Directors approved modifications in the monthly compensation rates, effective as of January 1, 2007, payable to each of our Chairman and Chief Executive Officer. Each of these executives will now receive a monthly fee of $7,500, plus reimbursement of approved corporate expenses. In addition, on such date, the Board granted to our Chairman options to purchase 3,000,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of five years at a per share exercise price of $0.26. Of the options granted, 20% of the total grants amount vest immediately and the balance vests in equal annual installments of 20% on the each anniversary date of the date of grant. On November 28, 2007, our Board of Directors approved additional modifications in the monthly compensation rates, effective December 1, 2007, payable to each our Chairman and Chief Executive Officer. Michael Salaman will receive a monthly fee of $12,500, plus reimbursement of approved corporate expenses including a monthly automobile allowance of $700 dollars. Donald McDonald will receive a monthly fee of $11,667 dollars, plus reimbursement of approved corporate expenses including a monthly automobile allowance of $700 dollars. The Board granted to our Chairman options to purchase 3,000,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of three years at a per share exercise price of $0.08. The Board granted to our CEO options to purchase 2,500,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of three years at a per share exercise price of $0.08. Also, on this date, our Board authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank.

Distribution Agreement: On February 27, 2007, we entered into a Marketing and Distribution Agreement with Geltech Sales, LLC for the national distribution of our Skinny-branded products. The initial term of the Agreement was for three years, and it is renewable in one-year increments. Under the Agreement, Geltech agreed to solicit orders for our products through its distribution channels, which includes mass merchandisers, supermarkets, convenience stores, mass drug stores, as well as establishing distribution agreements with local, regional, and national direct store delivery (DSD) companies. The Agreement is exclusive subject to certain contractually-specified exceptions. Either party may terminate the Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Moreover, we may elect to terminate the Agreement if Geltech fails to meet its performance obligations or terminate the Agreement without cause upon sixty (60) days prior written notice. In consideration for Geltech’s services, we agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. We will have the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the performance requirement of assisting us place product in 20,000 stores within two years from the date we commence selling products under our distribution agreement. In addition, on February 27, 2007, we issued an additional total of 300,000 warrants to two consultants in consideration of the services rendered by such persons in connection with the negotiation and execution of the Agreement. On October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

Subsequent Events On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

During the 2008 fiscal year, we have converted additional convertible debt securities into equity as follows. On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

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

Our products compete in the dietary supplement market and in the case of Skinny Water also as functional beverages. The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need. This category includes: vitamin and herbal enhanced flavored waters, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. These industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. Pressures to reduce the cost of our products because of market forces could adversely impact our revenues.

Dietary supplements are sold in a variety of forms other than liquids, including tablets, capsules, bars, etc., and consist of vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas. Dietary supplements are also marketed through various channels, including health food stores and mass-market (which may include retail and grocery store chains). As a product, Skinny Water competes with dietary supplements in each of product types mentioned above as well as all of the functional beverages mentioned above.

Our Products

Our line of products currently consists of three flavors of Skinny Water. Skinny Water, which was introduced in 2005, has been reformulated and was launched in our second fiscal quarter of 2007. Management intends to release additional Skinny Water flavors and formulas in our second quarter of 2008. The company intends to market additional “Skinny” beverages in the future, when it believes that market conditions are favorable.

Skinny Water(R)

Skinny Water is water containing a proprietary, natural appetite suppressant, available in 3 flavors with a natural water appearance. We initially introduced Skinny Water(R) under the “Jana” brand. However, we now currently offer it under its own brand - “Skinny”. To market this product, we rely on the licenses from Peace Mountain and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. We have reformulated Skinny Water in 3 flavors and launched it in our second quarter of 2007. Skinny Water is being bottled at Adirondacks Beverages in upstate New York, a co-packer of functional beverages. We purchase finished product in 24 bottle cases ready for shipment to retailers and distributors anywhere in the U.S.

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

Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s formula features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes Chromate(R) which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

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

On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages Corporation. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the company’s royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Skinny’s rights to the trademarks are in perpetuity as long as it satisfies the quarterly minimum payment of $15,000.

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax(R) in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use Super CitriMax(R) in our Skinny Water products Further; we must purchase quantities of Super CitriMax(R) from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax(R). Our agreement with Interhealth will continue unless terminated by either party.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include Java’s, Smoothies and Teas.

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts, distributor relationships, and electronic media. We will use a combination of sampling, radio, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure to its brand and that retailer’s focus on effective shelf and display merchandising in order to yield increased revenue per shopping customer.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,200 stores around the country. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, Non alcoholic distributors, and energy beverage distributors. The company’s products are being reviewed by several DSD’s and we plan to enter into agreements with several DSD’s in 2008.

We also distribute our products directly to select national retail accounts based on purchase order relationships. Distribution will target category leaders in grocery, convenience, health clubs, retail drug, and health food establishments. We will contract with independent trucking companies or arrange pick up by the retailer from contract packers to independent warehouses, and then on to distributors or retail outlets. Distributors will then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with the products. We are responsible for managing our network of distributors and brokers and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

Sources and Availability of Raw Materials; Manufacturing

We exclusively license a variety of trademarks from Peace Mountain and some of the ingredients that make up our formulas from Interhealth. We license Skinny Water from Peace Mountain on an exclusive basis and we purchase the ingredient of Super CitriMax and Chromemate from Interhealth on a non-exclusive basis. Super CitriMax and Chromemate are utilized in Skinny Water. Skinny Water requires bottles, labels, caps, water, and other ingredients, including Super CitriMax and Chromemate. We fulfill these requirements through purchases from various sources, including purchases from Interhealth. Other than Super CitriMax and Chromemate, we believe there are adequate suppliers of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. Since Super CitriMax is only available from Interhealth, the termination of that agreement may have a materially adverse impact on our business and results of operations. We also expect the above referenced supplies to experience price fluctuations. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation.

Skinny Water is produced through a packing, or co-pack, facility in the United States. The co-pack facility assembles our products and charges us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications.

Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers; however, as described above, we rely on InterHealth Nutraceuticals for Super CitriMax and Chromemate. We have no major supply contracts with any of our suppliers. As a general policy, we select ingredients in the development of our products that have multiple suppliers and are common ingredients. This provides a level of protection against a major supply constriction or calamity.

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

Competition

The weight loss industry consists of pharmaceutical products and weight loss programs, as well as a wide variety of diet foods, meal replacement bars, shakes appetite suppressants, and nutritional supplements. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors such as NutriSystems, Weight Watchers, Jenny Craig and LA Weight Loss, online diet-oriented sites such as eDiets.com and WeightWatchers.com, self-administered products and programs such as Atkins and the South Beach Diet and medically supervised programs. These competitors are greater in size and financial, personnel, distribution and other resources than we are and sell broader product lines than we do. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded ad campaigns. We believe that the principal competitive factors in the functional beverage and weight loss market are:

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

Significant competitors for Skinny Water in the functional beverage category are product lines sold by Fuze, Enviga, Trimspa, SoBe, and Vitamin Water . Skinny Water will also compete more broadly with all beverages available to consumers. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

Based on these key competitive factors, we believe that we can compete effectively in the weight management industry. We, however, have no control over how successful competitors will be in addressing these factors. By providing a well-recognized program using the direct and electronic marketing and distribution channels, we believe that we have a competitive advantage in our market.

Research and Development

We undertake research and development activities in order to monitor developments within the dietary supplement industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and working with suppliers such as wild flavors. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term. Throughout we will focus our efforts on Skinny Water, Skinny Teas, Skinny Java and Skinny Smoothies.

Proprietary Rights, Brand Names and Trademarks

We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. We license the trademarks to our products from Peace Mountain and Interhealth. Management considers these licenses as material to our business. We license the trademarks “Skinny Water,” “Skinny Tea,” “Skinny Juice,” “Skinny Shake,” and “Diet Water” from Peace Mountain Natural Beverages. We license the trademark “Super CitriMax Clinical Strength” from Interhealth Nutraceuticals. The terms of our trademark licenses are discussed under the caption “Our Products.” The proprietary rights to our products are held by the manufacturer and are licensed to us for purposes of bottling and distribution.  Since we are not the owner of these rights, our ability to continue using them is subject to the terms and conditions of the license agreements we have entered into with the licensors. The termination of our license agreements with Peace Mountain and Interhealth would likely have a material adverse effect on our consolidated financial position and results of operations.  We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers.

Government Regulation

The production and marketing of our products are governed by the rules and regulations of various federal, state and local agencies, including, but not limited to the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and all fifty state Attorneys General. This regulatory regime serves to ensure that the product is safe, our claims are truthful and substantiated and that our products meet defined quality standards. We have not encountered any regulatory action as a result of our operations to date, however, since we have recently commenced operations no assurance can be given that we will not encounter regulatory action in the future. The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, while the FTC regulates the advertising of these products. In addition, all states regulate product claims through various forms of consumer protection statutes.

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

In addition to its broad investigative powers, the FTC has the power to initiate administrative and judicial proceedings against a company and may also seek a temporary restraining order or preliminary injunction against a company pending the final determination of an action The FTC’s remedies also include consumer redress, civil and criminal penalties. Weight loss products in particular are subject to increased regulatory scrutiny due to intensified campaigns by FDA, FTC and states’ attorneys general. Any type of investigation or enforcement action either by the FDA, FTC or any other federal, state or local agency would likely have a material adverse effect on our consolidated financial position or results of operations.

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

Our Skinny Water and other dietary supplements are subject to the Dietary Supplement Health and Education Act of 1994 labeled (“DSHEA”). In 1994, the FFDCA was amended by DSHEA, which establishes a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines “dietary supplements” as “a vitamin; a mineral; an herb or other botanical; an amino acid; a dietary substance for use by man to supplement the diet by increasing total dietary intake; or a concentrate, metabolite, constituent, extract, or combination of any of the above dietary ingredients.” The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish regulations concerning good manufacturing practices (“GMPs”). We believe that our contract manufacturers meet the current regulations of the FDA specifically with regard to bottled water including good manufacturing practices (“GMPs”).

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

FDA has already stated in a Courtesy Letter dated September 22, 2005, that the use of the term “water” in the name of our “Skinny Water” product appears to cause our product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. A “Courtesy Letter” is the term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. We disagree with the position taken by FDA that Skinny Water is”bottled water,” a conventional food. In response to the Courtesy Letter, we submitted a written response to FDA stating our position and have not received a reply from FDA to our response.

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

In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. The FTC has specifically launched a nationwide law enforcement sweep called “Project Waistline” against companies making false and/or unsubstantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, and encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. Since our dietary supplement product, Skinny Water makes weight loss claims on its label, labeling and advertising, there can be no assurance that FTC (or FDA) will not investigate our products. Should FTC choose to investigate, we have no assurance that the company’s substantiation evidence for the claims made on Skinny Water or on any other of our products will be adequate and as a result enforcement actions/remedies could ensue.

Other Regulatory Considerations

Our products are subject to state regulation. Under state consumer protection laws, state attorneys general, like the FTC can bring actions against us should they believe that the claims being made for any of our products are not truthful, are misleading and/or if they believe that the claims are not substantiated. States have also obtained significant monetary penalties against companies that have sold products with false, misleading or unsubstantiated weight loss claims.

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

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. Typically in the functional water industry, revenue is strongest in the 2nd and 3rd quarters of the year. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Number of Employees

As of December 31, 2007, we had a total of four employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

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

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2007, we had revenues of $752,825. There can be no assurance that we will be able to continue to generate revenues or that we will ever be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain operations.

As of December 31, 2007, we had an accumulated deficit of $13,127,636. For the years ended December 31, 2007 and 2006, we incurred losses from operations of $2,828,745 and $2,303,446 respectively. If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2007, our cash and cash equivalents was approximately $15,043. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. For instance, during the 2007 fiscal year, we raised an aggregate amount of $1,188,063 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that net cash on hand as of the date of this report and cash anticipated from operations and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period twelve months. Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2007, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

From September 2004 to December 2004 and from June 2005 through August 2005, we offered and sold convertible debentures to investors in various states. These sales of convertible debentures were subject to federal and state securities laws and by reason of our failure to file blue sky notices in connection with the sales we elected, after consultation with legal counsel, to offer these purchasers the opportunity to rescind their investment. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased securities in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As of the date hereof, no state regulatory authority has commenced legal action against us. These investors may have been entitled to return their securities to us and receive from us the full price they paid, which we estimated to be an aggregate amount of approximately $2.4 million, plus interest. The rescission offer was made pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated there under and in accordance with applicable state securities laws. We relied on these exemptions in that the investors are accredited and we did engage in general solicitation concerning the offering. We conducted this rescission offer through the efforts of our management. We offered to repurchase the debentures subject to our rescission offer for the original purchase price plus interest from the date of purchase, at the current statutory rate per year mandated by the state in which the investors reside. This offer expired as of October 31, 2005. Holders of an aggregate of $160,000 of debentures elected to accept this rescission offer and we repaid these investors out of working capital.

Our letter of credit was supported by a demand loan and we may be required to repay this amount on the demand of the lender.

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We were obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. We are currently in discussions with the bank to extend the term of the loan and to date, the bank has not demanded repayment. No assurances, however, can be given that the bank will ultimately extend the term of this loan for any specific duration, if at all. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

We entered into a secured financing arrangement based on our accounts receivable and if we are unable to make the scheduled payments on this facility or maintain compliance with other contractual covenants, we may default on this agreement.

On November 23, 2007, we entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. On November 23, 2007 we received an initial funding through this arrangement of $124,269 and as of the date of this report, we have received an aggregate of $485,058 through this arrangement. Under this arrangement, all accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. In addition, upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide UCF with the required written notice. In case of an uncured default, the following actions may be taken against us:

•	All outstanding obligations would be immediately due and payable;

•	Any future advancement of funds facility would cease; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

Fluctuations in our quarterly revenue and results of operations may lead to reduced prices for our stock.

Our quarterly net revenue and results of operations can be expected to vary significantly in the future. The business in which we compete experiences substantial seasonality caused by the timing of customer orders and fluctuations in the size and rate of growth of consumer demand. In other particular fiscal quarters, our net revenues may be lower and vary significantly. As a result, we cannot assure you that our results of operations will be consistent on a quarterly or annual basis. If our results of operations in a quarter fall below our expectations or those of our investors; the price of our common stock will likely decrease.

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

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC has specifically launched a nationwide law enforcement sweep called “Project Waistline” against companies making false and/or inadequately substantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, and encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. If the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC would materially adversely affect our ability to successfully market our products.

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

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for dietary supplements is also highly competitive and our competitors in the functional beverage segment include well known brands such as Vitamin Water and Life Water. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our production costs and general and administrative expense, and otherwise to execute on our business plan. We need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our profit margin.

We rely on our agreements with Peace Mountain and Interhealth Nutraceuticals for our Skinny Water product.

Our Skinny Water product is available to us through our license agreement with Peace Mountain. Peace Mountain holds the proprietary rights to the Skinny Water brand and grants us the exclusive right to distribute the Skinny Water product pursuant to the terms of an exclusive license agreement. Our Skinny Water product is an important element of our business strategy and we expect to derive a substantial amount of business from this product. We cannot provide assurance that we will achieve expected sales levels from this relationship. Further, Peace Mountain may each terminate their agreements with us due to our failure to comply with its contractual obligations. If Peace Mountain terminates the agreement, we will not be able to successfully market Skinny Water. In the event Peace Mountain elects to terminate its relationship with us, our business, financial condition, results of operations and cash flows will be significantly harmed.

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

The functional beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive functional beverage brands such as ours. We also compete with national beverage producers.

Some of our direct competitors include Vitamin Water, Life Water, Fuze and Sobe. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than us, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

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

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

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

As of December 31, 2007, of the 94,972,225 issued and outstanding shares of our Common Stock, approximately 77,588,556 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a “non-affiliate” of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

As of December 31, 2007, there were outstanding and immediately exercisable options to purchase 3,208,000 shares of Common Stock and other warrants to purchase 9,814,890 shares of Common Stock. In addition, as of December 31, 2007, there remains outstanding an aggregate principal amount of $310,000 of debentures. The shares underlying warrants (including the warrants that are granted upon conversion of the debentures) represent approximately 11.6% of our common stock, and the shares underlying our currently outstanding options represent approximately 3.4% of our common stock. The conversion or exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

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

Item 2:  Description of Property.

Effective November 1, 2006, we have relocated our corporate offices to 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. This space consists of approximately 5,000 square feet of office space and we have a rent-free arrangement to utilize this space until further notice.

Item 3:  Legal Proceedings.

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

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Following our name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. Our common stock previously traded on the OTC Bulletin Board under the symbol CEII.OB from June 21, 2006 until December 26, 2006. Previously, our common stock traded on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 491 shareholders of our common stock as of December 31, 2007 holding 94,972,225 common shares.

	High Bid	Low Bid

Fiscal 2007

March 31, 2007	$0.43	$0.17
June 30, 2007	$0.28	$0.15
September 30, 2007	$0.19	$0.10
December 31, 2007	$0.14	$0.06

Fiscal 2006

March 31, 2006	$0.65	$0.34
June 30, 2006	$0.20	$0.20
September 30, 2006	$0.12	$0.12
December 31, 2006	$0.18	$0.16

Dividends and Dividend Policy

There are no restrictions imposed on us that limit our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2007, no cash or stock dividends  were  declared  or  paid  and  none  are  expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The board of directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer for our Common Stock is Interwest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2007, which consists of our Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	12,325,000	$0.143	7,675,000
Equity Compensation Plans Not Approved by Stockholders (1)	3,059,390	$0.08	N/A
Total	15,384,390	-	7,675,000
__________________
(1) Consists of warrants issued to third parties for services rendered and shares of restricted stock awarded to certain of our executives.

Recent Sales of Unregistered Securities

Except as described elsewhere in this report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal year ended December 31, 2007 or during the current fiscal year, other than those disclosed in previous SEC filings.

Stock Repurchases

During fiscal 2007, we did not repurchase any shares of our common stock.

Item 6:   Management’s Discussion and Analysis

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We have generated revenues of $752,825 for fiscal 2007 and incurred a net loss of $2,303,446 for fiscal 2006 and 2,828,745 for year ended December 31, 2007. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Our Products and Strategy

Through the year ended December 31, 2007, we have operated our business in the rapidly evolving functional beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing other functional beverages.

In July 2004, we entered into a license and distribution agreement with Jamnica, d.d. that granted us an exclusive license to distribute Jamnica’s bottled waters in North America. Our agreement with Jamnica was for an initial term commencing on the date we received government approvals to distribute the products in the sales territory and continuing for a period of one year from the date the approvals are received. We received approval from the State of New York in April 2005 and the State of California in June 2005. The agreement would have automatically renewed for additional one year terms provided we satisfied certain sales volume targets. If we were unable to satisfy these targets, Jamnica had the right to either terminate the agreement or to appoint additional distributors in the territory. Based on the sales of Jana Water and Jana Skinny Water through the quarter ended September 30, 2006, we did not satisfy these targets.

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

We have also obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water(R). Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum quarterly payment of $15,000 specified in the contract.

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

In consideration for Geltech’s services, we agreed to pay Geltech a commission based on the quantity of product sold through its network and agreed to issue to Geltech, or its designees, an aggregate of 1,500,000 common stock purchase warrants. The warrants are exercisable for a seven year period at a price of $0.24 per share. We had the right to redeem up to 750,000 of the warrants in the event that Geltech does not satisfy the required performance metrics. In addition, on February 27, 2007, we issued an additional total of 300,000 warrants to two consultants in consideration of the services rendered by such persons in connection with the negotiation and execution of the Agreement. October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with national retailers, including Target for the distribution of Skinny Water. We have reformulated Skinny Water in response to consumer preferences. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We have focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

Management Changes

In October 2006, we reorganized our executive management team. On October 4, 2006, our board of directors elected Mr. Ken Brice as a member of our board of directors and appointed Mr. Michael R. Reis as its interim Chief Operating Officer and also elected him as a director. Further, on October 5, 2006, Mr. Christopher Durkin Chief Executive Officer, President and a director, resigned from such positions with us. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors. Also, on October 6, 2006, Mr. James Robb notified us that effective on such date he resigned from our board of directors.

On June 11, 2007, Kenneth Brice, the Company’s Chief Financial Officer and a member of its board of directors, tendered his resignation from his service with the Company, effective as of June 30, 2007. The Company’s Chief Executive Officer, Donald J. McDonald, will serve as its Chief Financial Officer until such time as the Company appoints another individual to serve in such capacity.

Reorganization

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued there under to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options under its Employee Stock Option Plan, including a total of 5,500,000 options granted to certain of our executive officers.

On December 22, 2006, we began an offering to the holders of an aggregate principal amount of $2,515,000 of convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures are scheduled to mature at various dates between December 2006 and October 2007 and were initially convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of our common stock and (b) 6,287,500 common stock purchase warrants (the ‘‘Conversion Warrants’’). We determined to offer the debenture holders the option to convert the outstanding principal amount of their debentures into shares of common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) acknowledge the surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which was approximately $337,000, in the aggregate. To the extent that any holders decline this offer, such holders would continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal and accrued and unpaid interest thereon, on the stated maturity date of such debentures. During calendar year 2007, an aggregate amount of debenture principal of $2,065,000 was converted into 22,553,333 shares of common stock. In addition one investor was repaid in cash for $20,000 in principal and $4,000 in interest.

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

As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2007, we have raised a total of $1,118,063 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of six months. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2007, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Management Discussion and Analysis:

Results of Operations: Year Ended December 31, 2007 compared to Year Ended December 31, 2006

For the twelve months ended December 31, 2007, our revenues were $752,825 as compared to $628,380 for the same period last year. This increase in revenues for the twelve months ended December 31, 2007 is due primarily to the increased sales recorded in the fourth quarter of 2007. Cost of goods sold was $530,312 for the year ended December 31, 2007 as compared to $576,882 incurred during the same period last year. In addition, we decided to focus on new products during the fourth quarter of the 2007 fiscal year. Marketing and advertising costs were $721,442 for the year ended December 31, 2007 as compared to $394,949 for the same period last year, or a increase of 83%. This increase is attributable to product design and increased advertising expenses.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $2,220,492 for the twelve months ended December 31, 2007 as compared to $1,894,768 over the same period in 2006. This Increase of 17.2% is primarily due to costs associated with private placements of stock. For the twelve months ended December 31, 2007, we also incurred additional expenses in connection with operating as a reporting company, which began in December 2005.

Interest expense was $119,806 for the year ended December 31, 2007 as compared to $32,932 for the same period last year.

Net loss for the twelve month period was $2,828,745 as compared to $2,303,446 for the same period last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. During the calendar year 2007 the company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933. There were three private offerings made during the year. The first offering had an offering period starting on December 8, 2006 and was completed February 2007 with 10,000,000 shares being offered and an aggregate offering amount of $750,000. The offering raised $482,610 dollars during calendar year 2007 with 6,435,004 shares of common stock being issued. The second offering had an offering period of March 19, 2007 to September 6, 2007; with 13,333,333 shares being offered and an aggregate offering amount of $1,000,000 dollars. The offering raised $502,203 dollars with 6,696,509 shares being issued. The third offering had an offering period starting September 7, 2007 and ending November 7, 2007; with 13,333,333 shares being offered for and aggregate offering amount of $1,000,000 dollars. The offering raised 203,251 dollars with 2,716,666 shares being issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007. Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,011,109 dollars in net proceeds from private placements. Common shares totaling 9,809,332 shares were also issued to shareholders from prior subscriptions in the form of reset shares required by the covenants established in the pervious subscription agreements.

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

There were two holders of notes payable that converted their debt into common shares. On March 23, 2007; principal of $100,000 dollars and $4,274 dollars worth of interest were converted into 2,011,020 shares of common stock. The second conversion took place in two transactions; the first occurred on January 17, 2007 in which fifty-percent of the debt consisting of $ 12,500 dollars in principal and $1,171 dollars in interest were converted into 273,425 shares of common stock. The second transaction occurred during April 12, 2007 in which $12,500 dollars in principal was converted into 250,000 in common shares of stock. Interest of $5,513 was converted to 110,270 common shares on 1/17/07. There were other transactions the converted debt to 14,995 shares of common stock.

In addition, holders of an aggregate principal amount of $2,065,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,750,000 converted such amount into 17,500,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

The securities sold in the above transactions were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

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

In December 2007, the Board of Directors authorized the issuance of 125,000 shares to a consultant in consideration for investor relation services provided to the company.

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

Marketing/Advertising

In 2007, the company focused its marketing efforts in the development of new Skinny Water flavors, new bottle labels, and outer shrink wrap packaging to merchandise Skinny Water in 6 packs at the Target Stores around the country. The company’s primary marketing and advertising budget was spent executing an aggressive public relations campaign in coordination with a PR firm the company has retained. The company was able to built its brand and build product awareness through articles and mentions of Skinny Water in various print, radio, TV, and internet media channels. The company attended several trade shows including where it presented Skinny Water to beer wholesalers at their national trade show as well as the national trade shows for all convenience and drug store retailers.

Further, the company developed print ads that ran in national and local publications and further developed its online presence at its website www.skinnywater.com. In 2008, the company is focusing on in store merchandising and marketing support materials for all of its distributors, and establishing sampling teams in multiple locations at targeted events.

Additional product development was started in late 2007 in the area of developing new flavors, new functional formulas, and the development of Skinny Teas, Energy, Sport, Antioxidant, and Vitamin Categories as part of the Skinny line of functional beverages.

In connection with our recent marketing campaign, we have invested over $721,442 of our working capital during the 2007. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2008 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of December 31, 2007 we have 4 employees including, our executive officers. We expect to hire an additional 10 employees in 2008.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Item 7:  Financial Statements.

Our audited financial statements for the fiscal year ended December 31, 2007 follows Item 14 of this Annual Report on Form 10-KSB, beginning at page 52.

Item 8:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are carefully followed.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Item 8B.  Other Information

The disclosure of the Company's current private placement contained in Item 1 of this report is incorporated by reference herein.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of three members. On June 11, 2007, Kenneth Brice, the Company's former Chief Financial Officer and a member of its board of directors, tendered his resignation from his service with the Company, effective as of June 30, 2007. The Company's Chief Executive Officer, Donald J. McDonald, will serve as its Chief Financial Officer until such time as the Company appoints another individual to serve in such capacity. There are no family relationships among our current executive officers and directors. Officers are elected by and serve at the discretion of the Board of Directors.

Our directors and officers are currently as follows:

Name	Age	Position

Donald J. McDonald	55	Chief Executive Officer, President and Director

Michael Salaman	46	Chairman of the Board

Michael Reis	63	Interim Chief Operating Officer and Director

Business Experience

Donald J. McDonald. Donald J. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald was in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974.

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

•   Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities

•   Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of three individuals. One of our current directors is independent as defined in the Marketplace Rules of The NASDAQ Stock Market.

During the fiscal year ended December 31, 2007, our board of directors held three meetings and acted by unanimous written consent on 16 occasions.

Due to the fact that our Board currently consists of three persons, none of whom are independent, we have not formally constituted any Board committees, including an audit committee. None of our current directors qualifies as an “audit committee financial expert” as defined in Item 401 under Regulation S-B of the Securities Act of 1933. In connection with our transition to being a reporting company we are actively seeking to expand our Board membership to include a majority of independent directors, including at least one person that satisfies the definition of “financial expert.”

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

Board of Advisors

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On March 20, 2008, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman.

The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue Croce an aggregate of 2,000,000 shares of its common stock in consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed to endorse and advertise the Company’s products through a newly formed company. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05.

Item 10.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of each person who served as our Chairman and Chief Executive Officer during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Donald J. McDonald Chief Executive Officer, Chief Financial Officer and President (1)	2007	$98,333	$0	0	136,931	0	235,264
	2006	$20,000	0	0	75,000	0	$95,000

Michael Salaman, Chairman	2007	$100,000	$0	0	202,500		302,500
	2006	28,605	0	0	0	5,000	33,065
____________
(1) Mr. McDonald became our Chief Executive Officer and President on October 6, 2006 and assumed the position of Chief Financial Officer as of June 30, 2007 following the resignation of Mr. Kenneth Brice as Chief Financial Officer.

Director Compensation

      We do not pay any fees or other compensation to our directors for service as a director or attendance at board meetings. We have not adopted any retirement, pension, profit sharing, or other similar programs.

Employment Agreements

We have not entered into written employment agreements with any of our executive officers. During the first 10 months for 2007 our Chairman and CEO were compensated at a rate of $7,500 per month. On November 28, 2007, the Board of Directors of the Company approved increases in the monthly compensation rates, effective as of November 2007, payable to each of its Chairman, Chief Executive Officer. The Chairman will receive compensation of $12,500 per month and a $700 dollar monthly automobile allowance; the CEO will receive compensation of $11,667 dollars per month and a $700 monthly automobile allowance.

We also agreed to negotiate employment agreements with both executives to reflect these arrangements. We anticipate that these agreements will include a discretionary bonus opportunity, a monthly automobile allowance, reimbursement for health and life insurance policies, and certain additional benefits, including a severance benefit of an amount to be determined which would be operative upon the occurrence of a change in control of the Company and in the event that either of the executives are terminated from their employment without cause. The Company has not yet entered into employment agreements with these individuals.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our Named Executive Officers as of the year ended December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Donald J. McDonald	855,625	1,644,375		.17	10/6/11	__	__	__	__
	625,000	1,875,000		.08	11/28/12	__	__	__	__
Michael Salaman	600,000	2,400,000		.25	1/12/12	__	__	__	__
	750,000	2,250,000		.08	11/28/12	__	__	__	__

Stock Option Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The Plan will terminate ten years from the date of its adoption by the Board, unless sooner terminated. Our Board of Directors, on October 6, 2006, unanimously approved and recommended for shareholder approval the amendment of the Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under our stock option plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2007, 12,325,000 options were issued and outstanding.

Administration: The Plan is administered by a committee delegated by the Board of Directors, or by the Board of Directors itself (the “Committee”). Subject to the provisions of the Plan, the Committee has discretion to determine the employee, consultant or director to receive an award, the form of award and any acceleration or extension of an award. Further, the Committee has complete authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical), and to make all other determinations necessary or advisable for the administration of the Plan.

Eligibility: Awards may be granted to any of our employees or consultants or to non-employee members of the Board of Directors or of any board of directors (or similar governing authority) of any of our affiliates.

Types of Awards: Awards under the Plan include incentive stock options and non-statutory stock options. Each award will be evidenced by an instrument in such form as the Committee may prescribe, setting forth applicable terms such as the exercise price and term of any option or applicable forfeiture conditions or performance requirements for any restricted stock grant. Except as noted below, all relevant terms of any award will be set by the Committee in its discretion. Incentive stock options may be granted only to eligible employees of the Company or any parent or subsidiary corporation and must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant (one hundred ten percent (110%) for incentive stock options granted to any ten-percent (10%) shareholder). In addition, the term of an incentive stock option may not exceed ten (10) years. Non-statutory stock options must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant and the term of any Non-statutory Stock Option may not exceed ten (10) years. In the case of an incentive stock option, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of his or her employer corporation and its parent and subsidiary corporations) may not exceed $100,000.

Effect of Significant Corporate Events: In the event of a change in control, the Board shall have the discretion to provide for any or all of the following: (i) the acceleration, in whole or in part, of outstanding Stock Options, (ii) the assumption of outstanding Stock Options, or substitution thereof, by the acquiring entity and (iii) the termination of all Stock Options that remaining outstanding at the time of the change of control. In the event of any change in the outstanding shares of Common Stock through merger, consolidation, sale of all or substantially all our property, or organization, an appropriate and proportionate adjustment will be made in (i) the maximum numbers and kinds of shares subject to the Plan, (ii) the numbers and kinds of shares or other securities subject to the then outstanding awards, and (iii) the exercise price for each share subject to then outstanding Stock Options. Should any change be made to the common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class, appropriate adjustments shall be made to (i) the maximum number and/or class of securities that can be issued under the Plan, and (ii) the number and/or class of securities and the exercise price in effect under each outstanding option.

Amendments to the Plan: The Board of Directors may amend or modify the Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that the Board may not, without the consent of the participant, reduce the number of shares subject to the award, change the price of outstanding awards or adversely effect the provisions relating to an award’s vesting and exercise rights.

Item 11.  Security Ownership

The following table sets forth the beneficial ownership of our Common Stock as of December 31, 2007, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of December 31, 2007, there were 94,972,225 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers and Directors

Michael Salaman (1) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	10,862,657	12.4%

Donald McDonald (2)
c/o Skinny Nutritional Corporation
3 Bala Plaza East Suite # 117 Bala Cynwyd PA 19004	2,250,000	2.3%

Michael Reis (3) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	521,125	*

All Directors and Officers as a Group (3 Persons)	13,633,782	13.6

Other Beneficial Owners

Charles Hallinan P.O. Box 915, Bala Cynwyd, PA 19004	5,011,015	5.3%

Yehuda Dachs P.O. Box 495, Lakewood, NJ 08701	7,619,974	7.9%

_____________________
*	Denotes ownership percentage of less than 1%.
(1)
Based on information set forth in a Schedule 13D filed with the SEC on October 16, 2006. Includes vested options to purchase 1,950,000 shares of common stock. Excludes unvested options to purchase 4,050,000 shares of common stock. Excludes 2,075,000 shares of restricted common stock granted on March 24, 2008.

(2)	Includes options to purchase 2,250,000 shares of Common Stock and excludes 2,750,000 unvested options Excludes 2,075,000 shares of restricted common stock granted on March 24, 2008.

Item 12:  Certain Relationships and Related Transactions.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-KSB captioned “Executive Compensation.”

We had obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor, a former supplier. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank concerning the repayment of this obligation. Pursuant to the Forbearance Agreement, we and the Bank agreed to the following repayment schedule for the outstanding balance due: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007. Interest will continue to accrue on the note at the rate of 1% above the Wall Street Journal Prime Rate. In addition, in order to secure the repayment of the note and our obligations under the Agreement, our Chairman pledged certain shares of common stock of other publicly traded companies held by him, we granted the Bank a first priority security interest in its accounts and other assets and our Chairman and certain of his affiliates provided personal guarantees for the loan amount. In the event the aggregate market value of the pledged securities is less than $350,000, then the Bank may exercise its rights to accelerate repayment of the note and otherwise take such actions as is permitted under the Agreement to protect its security interest in the collateral.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date we have been in discussions with the bank to extend the term of the loan. No assurances, however, can be given that the bank will extend the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. As of December 31, 2007, we had received $485,058 of funding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

Item 13.  Exhibits

The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been granted confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. Certain portions of exhibits marked with the symbol (##) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Sec.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002)

3.1.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 28, 2006).

3.2	Amended By-laws (filed as Exhibit 3.2 to Current Report on Form 8-K filed on November 13, 2006).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).

4.2	Form of Warrants Issued March 30, 2004 (filed as Exhibit 4.2 to Registration Statement on Form 10-SB filed with the Commission on May 13, 2005).

4.3	Form of Convertible Debentures issued during 2005 fiscal year (filed as Exhibit 4.3 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.4	Form of Warrant granted upon conversion of Convertible Debentures (filed as Exhibit 4.4 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.5	Form of Warrant issued in Private Sales of Securities (filed as Exhibit 4.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

4.6
Form of Convertible Note issued to our Chairman and certain other individuals as of March 20, 2006 (filed as Exhibit 4.6 to Registration Statement on Form 10-SB/A filed with the Commission on March 23, 2006).

4.7	Form of Convertible Note issued June 5, 2006 (filed as Exhibit 4.1 to Current Report on Form 8-K dated June 9, 2006.

4.8	Note Modification Agreement between the Company and James Robb (filed as Exhibit 4.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

4.9	Form of Convertible Note issued in October 2006 (filed as Exhibit 4.9 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.10	Form of Warrant issued in February 2007 pursuant to Distribution Agreement (filed as Exhibit 4.10 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.11	Secured Note payable to Valley Green Bank (filed as Exhibit 4.11 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Jamnica, d.d., as amended, dated July 21, 2004 (filed as Exhibit 10.2 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4#	Agreement with Interhealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.5#	Agreement with Big Geyser, Inc., dated December 14, 2004 (filed as Exhibit 10.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.6 (1)	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.7	Demand Note held by Madison Bank (filed as Exhibit 10.7 to Registration Statement on Form 10-SB/A filed with the Commission on December 16, 2005).

10.8
Lease Agreement dated September 12, 2005 between the Company and Rose Hill Property Assoc., Inc. (filed as Exhibit 10.8 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

10.9#	Agreement with Exclusive Beverage Distributors dated March 20, 2006 (filed as Exhibit 10.9 to our Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.10	Separation Agreement between the Company and Christopher Durkin (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2006).

10.11##	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.12	Termination Agreement between the Registrant, Jamnica, d.d. and Jana North America, Inc. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.13	Forbearance Agreement between the Company and Madison Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2007).

10.14##	Distribution Agreement with Geltech LLC dated February 27, 2007. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.15*##	Letter Agreement with Pasqual Croce

21	Subsidiaries of Small Business Issuer. (filed as Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2007).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)  Indicates a management plan or contract.

Item 14.  Principal Accountant Fees and Services.

We have selected Connolly, Grady & Cha, PC, as our independent accountants for the current fiscal year. The audit services to be provided by Connolly, Grady & Cha consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by Connolly, Grady & Cha. The following table presents fees for professional audit services rendered by Connolly, Grady & Cha for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2007 and 2006. Fees for professional services by our independent auditors for the fiscal years 2007 and 2006 in each of the following categories are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees (1)	$25,000	$25,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	10,000	10,000
All Other Fees (4)	0	0
Total	$35,000	$35,000
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

Skinny Nutritional Corp
and Subsidiary
December 31, 2007

Contents

Page

Independent Auditor's Report	52

Financial Statements

Consolidated Balance Sheet, December 31, 2007	53-54

Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005	55

Consolidated Statements of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2007 and 2006	56-57

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006 and 2005	58-59

Notes to Consolidated Financial Statements	60-75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skinny Nutritional Corp and Subsidiary
3 Bala Plaza - Suite 117
Bala Cynwyd, PA 19004

We have audited the accompanying consolidated balance sheets of Skinny Nutritional Corp (a Nevada Corporation) and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described in Note 20 to the financial statements, the Company has not valued their stock options and warrants as described by generally accepted accounting principles. In our opinion, the accounting principles generally accepted in the United States of America require that these instruments be valued using option-pricing models adjusted for the unique characteristics of those instruments.

In our opinion except for the matters discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 14, 2008

Skinny Nutritional Corp and Subsidiary

Consolidated Balance Sheet

December 31, 2007

ASSETS

	December31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$15,043	$118,683
Cash - escrow, restricted	3,697	56,485
Accounts receivable	401,487	3,406
Inventory	86,575
Prepaid expenses	23,795	46,460
Total current assets	530,597	225,034

FIXED ASSETS
Fixed assets	0	9,973
Accumulated depreciation	0	(3,699)

Total fixed assets	0	6,274

OTHER ASSETS
Security deposits	0	0

TOTAL ASSETS	$530,597	$231,308

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2007		2006
CURRENT LIABILITIES
Current maturities of long term debt	$		$$300,283
Line of credit		340,000	314,533
Accounts payable		610,256	296,596
Accrued expenses		57,500	30,000
Accrued Interest Payable		84,563	118,906
Revolving Line of Credit		317,560
Notes Payable		220,936
Current portion of convertible notes		310,000	2,395,000
Settlements payable		120,000	180,000

Total current liabilities		2,060,815	3,635,318

LONG TERM LIABILITIES
Long-term debt, net of current portion
Convertible notes payable, net of current portion

Total long term liabilities

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares
authorized, 94,972,225 shares issued and outstanding
at December 31, 2007 and 42,673,327 issued and
outstanding at December 31, 2006		94,972	42,673
Additional paid-in capital		11,502,446	6,852,208
(Deficit) accumulated during the development stage		(13,127,636)	(10,298,891)

Total stockholders’ deficit		(1,530,218)	(3,404,010)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT		$530,597	$231,308

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

Revenue - net	$752,825	$628,380	$514,146

Cost of goods sold	530,312	576,882	456,270

Gross profit	222,513	51,498	57,876

Expenses
Marketing and advertising	721,442	394,949	1,307,186
General and administrative	2,220,492	1,894,768	1,950,320

Total expenses	2,941,934	2,289,717	3,257,506

Net (loss) from operations	(2,719,421)	(2,238,219)	(3,199,630)

Other income (expense)
Loss from disposition of fixed assets	(9,690)	(114,887)
Other Income	20,172
Interest expense	(119,806)	(32,932)	(230,216)
Interest income		82,592

Total other expenses	(109,324)	(65,227)	(230,216)

Income Taxes
Current	-0-	-0-	-0-
Deferred	-0-	-0-	-0-

Total income taxes	-0-	-0-	-0-

Net (Loss)	(2,828,745)	($2,303,446)	($3,429,846)
(Loss) per common share	($.03)	($ .10)	($ .26)

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2007 and 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$	$(7,995,445)

Conversion of convertible debt into
common shares at $.40 per share	302,500	303	120,697

Issuance of common stock
for cash at $.40 per share	687,500	687	274,313

Issuance of common stock
for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock
for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for
services at $.01 per share	900,000	900	8,100

Conversion of loans into
common shares at $.05
per share	12,840,000	12,840	629,160

Interest shares on above
conversion at $.144 per share	69,861	70	9,990

Issuance of common stock in
exchange for convertible
debentures at $.10	1,200,000	1,200	118,800

Warrants issued in exchange
for services			85,200

Options issued in exchange
for services			196,300

Net Loss for year ended
December 31, 2006					(2,303,446)

Balance, December 31, 2006	42,673,328	42,673	6,852,208		$(10,298,891)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	42,673,328	42,673	$6,852,208	$	$(10,298,891)

Issuance of Common Stock for Cash
At .075 Cents per Share	15,848,179	15,849	1,172,214

Conversion of convertible debt into
Common shares at $.40 per share	40,000	40	19,960

Conversion of convertible debt into
Common shares at $.10 per share	17,900,000	17,900	1,772,100

Conversion of convertible debt into
Common shares at $.075 per share	3,013,333	3,013	222,987

Conversion of convertible debt into
Common shares at $.05 per share	1,600,000	1,600	78,400

Issuance of Common Stock
For Note and Interest	2,629,720	2,630	133,314

Issuance of Common Stock
In Exchange of Services @.075	1,333,333	1,333	98,670

Issuance of Common Stock
In Exchange of Services @.006	125,000	125	9,250

Issuance of Common Stock
Per Reset Agreement	9,809,332	9,809	(9,809)

Options Issued on Exchange of
Services			366,043

Capitalize Inventory Balances			18,604

Warrants Issued for Services			768,505

Net loss for the year ended
December 31, 2007					(2,828,745)

Balance, December 31, 2007	94,972,225	94,972	11,502,446		$(13,127,636)

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,828,745)	$(2,303,446)	$(3,429,846)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss from disposition of fixed assets	6,274	114,887
Stock based compensation		9,000
Stock issued for service	109,378
Warrants issued for services	768,505	85,200
Stock options issued for services	366,043	196,300
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation		2,740	13,904
Accounts receivable	(398,081)	68,471	(71,877)
Inventories	(67,971)	193,082	(193,082)
Prepaid expenses	22,665	51,418	(97,878)
Other assets		11,790	(11,790)
Increase (decrease) in:
Accounts payable	313,660	(219,659)	342,588
Accrued expenses	27,500	30,000
Revolving Line of Credit	317,560
Line of Credit	25,467
Notes Payable	220,936
Current Maturities of Long Term Debt	(300,283)
Accrued interest	(34,343)	(85,598)	202,134
Settlements payable	(60,000)	180,000

Net cash used in operating activities	(1,511,435)	(1,665,815)	(3,245,847)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets		(3,507)	(121,342)

Net cash used in investing activities		(3,507)	(121,342)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2007		2006		2005

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from stockholders loans (net)	$		$		$25,324
Contributed capital					906,670
Proceeds (payments) from convertible debenture,
net of conversions		(20,000)		(241,000)	2,636,000
Proceeds (payments) from advances					(507,750)
Issuance of Common Stock for Note and Interest		135,944
Debenture Interest Capitalized on Conversion		51,000
Proceeds from long-term debt				173,747	64,036
Proceeds from Line of Credit					314,533
Issuance of common stock		1,188,063		1,834,963	1,830

Net cash provided in financing activities		1,355,007		1,767,710	3,440,643

NET INCREASE (DECREASE) IN CASH		(156,428)		98,388	73,454
Cash and cash equivalents, beginning of period		175,168		76,780	3,326

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$18,740		$175,168	$76,780

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest		$20,035		$32,932	$174,756

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

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

On November 15, 2006, holders of approximately 53% of the Company’s issued and outstanding Common Stock consented in writing to the adoption of resolutions approving (1) amendments to the Company’s Articles of Incorporation to (a) change the Company’s corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to the Company’s Employee Stock Option Plan to increase the number of options in the plan to 20,000,000.

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

The Company has obtained the exclusive licensing rights to Skinny Water from Peace Mountain Natural Beverages Corp., along with certain associated trademarks. The term of the agreement with Peace Mountain is for three years and self renews unless terminated. The Company has an agreement with Interhealth Nutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water. The term of this agreement is in perpetuity unless terminated by either party.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

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

Basis of Consolidation

The consolidated financial statements include the accounts of Skinny Nutritional Corp. (formerly Creative Enterprises International, Inc. and Creative Enterprises, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns. Revenues generated up to December 31, 2007 are related to product lines that have been discontinued.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximate fair value because of the short maturities for the instruments held.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash - Restricted

At December 31, 2007, the Company had $3,697 in restricted escrow cash all of which cleared in January, 2008.

Depreciation

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years. Depreciation is computed on the straight line method for financial reporting and income tax purposes.

Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt write-offs of $ 0 and $35,507.19 recorded for the years ended December 31, 2007and 2006 respectfully.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

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
December 31, 2007

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

As of December 31, 2007, we compensate our Chairmen at a rate of $12,500 per month and our Chief Executive Officer at the rate of $11,667 per month based on a consulting arrangement. We have not entered into a written agreement with these persons. The Chief Executive Officer and Chairman receive an automobile allowance of $700 dollars.

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
December 31, 2007

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

On December 22, 2006, the Company determined to offer the holders of the outstanding convertible debentures the ability to convert such securities at a reduced conversion rate. The convertible debentures were scheduled to mature at various dates between December 2006 and October 2007 and are currently convertible at the conversion rate of $0.40 into (a) an aggregate of 6,287,500 shares of the Registrant’s common stock and (b) 6,287,500 common stock purchase warrants (the “Conversion Warrants”). The Company offered the debenture holders the option to convert the outstanding principal amount of their debentures into shares of the Company’s common stock only at a conversion rate of $0.10 provided that the holders agree to the following: (i) convert the outstanding principal amount of its convertible debentures no later than January 31, 2007, (ii) surrender of the right to receive the Conversion Warrants and (iii) forfeit the unpaid interest that has accrued on such debentures, which was approximately $337,000, in the aggregate.

In addition, holders of an aggregate principal amount of $2,065,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,750,000 converted such amount into 17,500,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

7.     CONVERTIBLE DEBENTURES (Continued)

The holders that declined this offer continue to hold their convertible debentures and could elect to either convert such debentures on the original terms thereof or receive repayment of the principal, and accrued and unpaid interest thereon, on the stated maturity date of such debentures. Should the remaining investors not convert their remaining debentures, the Company will have to pay the holders as follows upon maturity:

Year 1   $310,000

8.     SALE OF EQUITY SECURITIES

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. During the calendar year 2007 the company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933. There were three private offerings made during the year. The first offering commenced in December 2006 and expired in March 2007, with 10,000,000 shares being offered and an aggregate offering amount of $750,000. The offering raised $482,610 during calendar year 2007 with 6,435,004 shares of common stock being issued. The second offering commenced in March 2007 and expired in September 2007; with 13,333,333 shares being offered for an aggregate offering amount of $1,000,000 dollars. We received proceeds of $502,202 with 6,696,509 shares being issued. The third offering commenced in September 2007 and ended in November 2007; with 13,333,333 shares being offered for an aggregate amount of $1,000,000 dollars. We received proceeds of $203,250 in this offering with 2,716,666 shares being issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007. Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,081,108 in net proceeds from private placements. A total of 9,809,332 shares of common stock were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the pervious subscription agreements.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

9.     LINE OF CREDIT

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We were obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date we have been in discussions with the bank to extend the term of the loan. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

10.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2007 and 2006.

	2007		2006
Notes payable to an individual unsecured,
payable on demand, including interest
at 12% due September 1, 2008	$		$145,283

Notes payable to accredited investor,
convertible into shares of the
Company’s stock at $.05 per share
interest at 10% annum converted
January 2007	$		$125,000

Note payable, convertible into the
Company’s stock unsecured,
interest at 10% per year, due 2/07	$		$30,000
	$		$300,283
Less current			300,283
		$0	$0

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

10.   LONG-TERM DEBT (Continued)

Skinny Nutritional Corp , Inc. and Subsidiary paid interest of $0 and $27,551 for the years ended December 31, 2007 and 2006, respectively.

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

13.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At December 31, 2007, the Company has available unused operating loss carry forwards of approximately $9,911,484 which may be applied against future taxable income and which expires in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards

14.   STOCKHOLDERS' EQUITY

At December 31, 2007, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at December 31, 2007 were 94,972,225.

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

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company’s Chairman under the same terms as the October 6, 2006 grant where 20% of the options vest immediately and 20 % on each anniversary date for the next 4 years. The exercise price of these options is .25 cents a share.

On November 28, 2007, the Company granted 6,325,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life. 1,581,250 of the options were granted for prior services and vested immediately. The remaining 4,743,750 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

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

As of December 31, 2007, there were 12,325,000 options issued and outstanding under the plan.

Expected volatility	144%
Expected dividends	0%
Expected terms	4 years
Risk-free rate	4.78%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

15.   STOCK OPTIONS (Continued)

A summary of option activity as of December 31, 2007.

			Weighted-
		Weighted-Average	Average Remaining
Options	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2006	150,000	$0.50	8
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17	7
Granted	9,325,000.14		10
Exercised
Forfeited or expired
Outstanding at December 31, 2007	12,325,000	0.14	10

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

15.   STOCK OPTIONS (Continued)

There was $1,132,515 of unrecognized compensation cost related to the non-vested stock granted under the plan as of December 31, 2007. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (October 12, 2006 through November 28, 2012).

In January 2007, 150,000 stock options issued in January 2002 expired. On March 26, 2007, 4,000,000 options expired from terminated employees.

16. STOCK PURCHASE WARRANTS

In March 2004, the company granted 1,000,000 warrants to purchase its common stock for a purchase price of $.20 cents per share to an investor in connection with an investment in the company. The warrants grant the holder the right to purchase common stock from the date of the grant to March 2012. Subsequently these warrants were surrendered and reissued to five new investors. In February 2005, and additional 100,000 warrants were granted to a distributor for a purchase price of $.40 cents as an incentive to enter into an exclusive marketing agreement for New York. The warrants can be exercised at the purchase price of $.40 cents any time from the date of the grant through February 2010.During November and December 2005 the company granted 512,500 warrants to investors who purchased common shares through a private placement of common stock. These warrants are exercisable for a period of five years with an exercise price of .75 cents.

During the last quarter of 2005 and the first two quarters of 2006 the company granted 1,978,000 warrants to holders of convertible debt who converted their debentures into common shares. These warrants are exercisable for a period of three years with an exercise price of .75 cents.

In the months of January and February 2006 the company granted 750,000 warrants to investors in a private placement of common shares. These warrants are exercisable for a period of five years with an exercise price of .75 cents. In October 2006, the company approved a grant of warrants to purchase 600,000 shares of common stock to a law firm in consideration of services rendered. These warrants are exercisable for a period of five years at an exercise price of .05 cents per share.

In February 2007, the company granted 1,800,000 warrants to Geltech Sales LLC with an exercisable period of seven years with an exercise price of .24 cents. On October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

During November 2006, the company granted 200,000 warrants to consultants for services rendered. These warrants have an exercisable period of five years at an exercise price of .10 cents. In addition the company granted 125,000 warrants to consultants for services rendered during January 2007. These warrants have an exercisable period of five years at an exercise price of .40 cents.

During the 2007 calendar year 2,959,390 warrants were issued to “Selling Agents” for private placement of common shares. These warrants have an exercisable period of five years with an exercise prices ranging between .06 cents to .11 cents per share. During the third and forth quarter of 2007 the company granted 690,000 warrants to investors who purchased convertible debt which was then converted into common shares these warrants have a three year exercise period with an exercise price of .50 cents.

In November 2007, the Company issued 100,000 warrants to a sales representative for services rendered. These warrants are exercisable for a period of seven years with an exercise price of .08 cents per share.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(0.24)

Outstanding at
December 31, 2007	9,814,890	0.36

Exercisable at
December 31, 2007	9,814,890	0.36

17.   LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of December 31, 2007 and 2006 issued 12,325,000 options and 9,814,890 warrants which would have an antidilutive effect on earnings.

	December 31,
	2007	2006
Loss from continuing operations available
to common stockholders	$(2,828,745)	$(2,303,446)

Weighted average of common shares outstanding
used in earnings per share during the period	82,706,893	22,634,500

Loss per common shares	$(.03)	$(.10)

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

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

19.   SUBSEQUENT EVENTS

In December 2007, the Company commenced a private offering of up to $2,000,000 of shares of Common Stock at a per share price of $0.04. The shares are being offered to accredited investors only. The shares being offered will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company intends to engage registered broker-dealers to serve as selling agents (the “Selling Agents”), for the sale of the Units and pay commissions and other compensation to the Selling Agents who procure purchasers of the Units. We will pay and issue to each Selling Agent a warrant (the “Agent Warrants”) to purchase such number of Shares as equals 10% of the total number of Shares actually sold in the Offering to Purchasers procured by each Selling Agent. Agent Warrants shall be exercisable at the per share price of $0.09 for a period of five years from the date of issuance. The Company intends to use the proceeds from the offering for working capital and payment of accrued compensation.

There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company’s ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor there any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c of the Act.

During the 2008 fiscal year, the Company converted additional convertible debt securities into equity as follows. On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

The Company authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank. This issuance was initially approved by our board of directors in November 2007.

On March 20, 2008, the Company announced that it had established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of stock at $.05 in consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed through an affiliated entity, to endorse and advertise the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

20.   Departure of Generally Accepted Accounting Principle

In accordance with generally accepted accounting principles the grant date fair value of employee stock options and simular instruments will be estimated using option -pricing models adjusted for the unique characteristics of those instruments. The Company measured it's stock options using the option exercise price and valued the warrants at the lower of the exercise price or the market value . The method the Company used to measure these instruments is not in accordance with generally accepted accounting principles.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp., Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2008	SKINNY NUTRITIONAL CORP.
	By:	/s/ Donald J. McDonald
Donald J. McDonald President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald J. McDonald Donald J. McDonald	Chief Executive Officer, President and Director	April 14, 2008
/s/ Michael Salaman Michael Salaman	Chairman of the Board of Directors	April 14, 2008
/s/ Michael Reis Michael Reis	Director	April 14, 2008