Form 10-Q
period 2008-03-31
Skinny Nutritional Corp.
filed 2008-05-20
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

▪	For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

▪	For the transition period from ________ to ______________.

Commission File No.  0-51313

Skinny Nutritional Corp.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	23-3100268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Bala Plaza East, Suite 117 Bala Cynwyd, PA	19004
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (610) 784-2000

(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 100,797,225 shares of common stock, $0.001 par value, issued and outstanding as of March 31, 2008.

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-KSB for the year ended December 31, 2007. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

Part I
Item 1.   Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

March 31, 2008

Skinny Nutritional Corp
And Subsidiary
March 31, 2008

Contents

Page

Financial Statements	3

Consolidated Balance Sheet, March 31, 2008	5 - 6

Consolidated Statements of Operations For the Three Months Ended March 31, 2008 and 2007	7

Consolidated Statements of Stockholders' Equity (Deficit) For the Three Months Ended March 31, 2008 and 2007	8 - 9

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2008 and 2007	10 - 11

Notes to Consolidated Financial Statements	12 – 26

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

	March 31, 2008		December 31, 2007

CURRENT ASSETS
Cash and cash equivalents		$574,272		$15,043
Restricted Cash		0		3,697
Accounts receivable		40,791		401,487
Inventory		7,438		86,575
Prepaid expenses		22,639		23,795

Total current assets		715,140		530,597

FIXED ASSETS
Fixed assets	$	- 0 -	$	- 0 -
Accumulated depreciation		( - 0 -)		(- 0 -)

Total fixed assets		- 0 -		- 0 -

TOTAL ASSETS		$715,140		$530,597

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2008		December 31, 2007
CURRENT LIABILITIES
Current Maturities of long term debt	$	- 0 -	$	- 0 -
Line of credit		340,000		340,000
Accounts payable		688,450		610,256
Accrued expenses		57,500		57,500
Accrued interest payable		80,913		84,563
Current portion of convertible notes		235,000		310,000
Revolving Line of Credit		18,039		317,560
Notes Payable		205,936		220,936
Subscriptions Payable		- 0 -		37,500
Settlements Payable		- 0 -		120,000

Total current liabilities		1,625,838		2,060,815

LONG TERM LIABILITIES
Long term debt, net of current portion	$	- 0 -	$	- 0 -

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	$	- 0 -	$	- 0 -
Common stock, $.001 par value, 250,000,000 shares authorized, 100,797,225 shares issued and outstanding at March 31, 2008		122,035		94,972
Additional paid-in capital		12,489,884		11,502,446
Accumulated deficit		(13,522,617)		(13,127,636)

Total stockholders’ deficit		(910,698)		(1,530,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$715,140		$530,597

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2008	2007

Revenue – net	$43,456	$8,928

Cost of goods sold	55,891	4,325

Gross profit	(12,435)	4,603

Expenses
Marketing and advertising	53,786	249,151
General and administrative	294,360	454,380

Total expenses	348,146	703,531

Net (loss) from operations	(360,581)	(698,928)

Other income (expense)
Interest expense	(34,400)	(29,285)

Total other expenses	(34,400)	(29,285)

Income Taxes
Current	-0-	-0-
Deferred	-0-	-0-

Total income taxes	-0-	-0-

Net (Loss)	$(394,981)	$(728,213)

(Loss) per common share	$(.01)	$(.01)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31 2008 and the Year Ended December 31, 2007

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$	$(10,298,891)

Issuance of common stock For cash at $.075 per share	15,848,179	15,849	1,172,214

Conversion of Convertible Debt into Common Shares at $.40 per share	40,000	40	19,960
Conversion of Convertible Debt into Common Shares at $.10 per share	17,900,000	17,900	1,772,100
Conversion of Convertible Debt into Common Shares at $.075 per share	3,013,333	3,013	222,987
Conversion of Convertible Debt into Common Shares at $.05 per share	1,600,000	1,600	78,400
Issuance of Common Stock For Note and Interest	2,629,720	2,630	133,314
Issuance of Common Stock in Exchange for Services at @ $0.075	1,333,333	1,333	98,670
Issuance of Common Stock in Exchange for Services at @ .06	125,000	125	9,250
Issuance of Common Stock per Reset Agreement	9,809,332	9,809	(9,809)
Capitalize Inventory Balances			18,604

Warrants issued in exchange for services			768,505

Options issued in exchange for services			366,043

Net loss for the year ended December 31, 2006					(2,828,745)

Balance, December 31, 2007	94,972,225	$94,972	$11,502,446	$0	$(13,127,636)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31 2008 and the Year Ended December 31, 2007

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2007	94,972,225	$94,972	$11,502,446	$	$(13,127,636)

Issuance of common stock for Cash @ $.04	1,500,000	1,500	58,500	849,501

Shares issued in exchange for Convertible debentures at $.05 per share	900,000	900	44,100

Issuance of common stock in Exchange for Note and Interest At $.05 per share	300,000	300	14,700

Issuance of common stock in Exchange for Note and Interest At $.04 per share	1,125,000	1,125	43,875

Shares issued to Chairman as Compensation	2,000,000	2,000	(2,000)

Net loss for the three months Ended March 31, 2008					(394,981)

Balance, March 31, 2008	100,797,225	$100,797	$11,661,621	$849,501	$(13,522,617)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(394,981)	$(728,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for service	- 0 -	100,003
Warrants issued for service	- 0 -	17,950
Options issued for service	- 0 -	32,344
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation	- 0 -	236
Accounts receivable	360,696	2,082
Inventories	9,137	(9,291)
Prepaid expenses	1,156	(338)
Other assets
Increase (decrease) in:
Accounts payable	(41,806)	(18,882)
Accrued interest	(3,650)	(18,986)
Revolving Line of Credit	(299,521)	- 0 -
Notes Payable	(15,000)	- 0 -
Accrued expenses	- 0 -	- 0 -
Settlements payable	- 0 -	(10,000)

Net cash used in operating activities	(1,125,947)	(633,097)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	- 0 -	(2,814)
Net cash provided by (used) in investing activities	- 0 -	(2,814)

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2008		2007

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from short term loans (net)	$	- 0 -	$(123,490)
Proceeds (payments) from note conversions, including Interest		(75,000)	(1,795,000)
Issuance of Common Stock for Convertible
Debenture		45,000	- 0 -
Issuance of Common Stock for Note and Interest		60,000	- 0 -
Proceeds from subscription receivable			37,500
Subscription receivable		60,000	2,433,584
Stock Subscription Receivable		849,501	- 0 -

Net cash provided in financing activities		939,501	552,594

NET DECREASE IN CASH		555,532	(83,317)
Cash and cash equivalents, beginning of period		18,740	175,168

CASH AND CASH EQUIVALENTS, END OF PERIOD		$574,272	$91,851

SUPPLEMENTAL DISCLOSURE INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest		$7,011	$11,600

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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
March 31, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of March 31, 2008 there was $77,438 in inventory on the books.

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
March 31, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

6.	PENDING CLAIMS

We may be subject to other claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

7.	CONVERTIBLE DEBENTURES

In 2007, holders of an aggregate principal amount of $2,065,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,750,000 converted such amount into 17,500,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

In the first quarter of 2008, the holder of a convertible debenture in the aggregate principal amount of $75,000 received payment on his debenture in two transactions: in January 2008, such holder sold $37,500 in principal and $7,500 in interest to two investors who converted the debt and interest into 900,000 shares of common stock. In February 2008, this holder sold the remaining $37,500 in principal and $7,500 in interest to an investor who converted the debt and interest into 1,125,000 shares of common stock. .

Year 1	$235,000

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

8.	SALE OF EQUITY SECURITIES

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

During 2007, the Company raised additional operating capital through a private placement of share of its Common Stock. In this offering, which was completed as of March 27, 2007, the Company raised aggregate gross proceeds of $750,000 and sold a total of $749,525 of, or 9,993,667 shares of common stock, at the offering price of $0.075 per share. In connection with the financing, the Company also issued an aggregate of 4,812,500 shares of common stock to certain investors in a prior private placement pursuant to a reset right granted to such holders. In addition, the Company authorized the issuance of an additional 481,250 common stock purchase warrants to the selling agent in such prior financing, which warrants are exercisable for five years at an exercise price of $0.06 per share.

We commenced a private offering of our common stock on December 24,2007 for up to $2,000,000 and subsequently determined to increase the aggregate amount of the offering to $3,200,000 at $0.04 per share. During the first quarter of 2008, we received subscriptions of $909,501 for an aggregate of 22,737,525 shares of common stock in this offering. Subsequently, we received approximately $2,200,000 of subscriptions in connection with this offering.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

9.	LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. Madison Bank called this note and on January 4, 2007, the Company entered into a Forbearance Agreement with the Bank regarding this loan amount.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We are obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date we have been in discussions with the bank to extend the term of the loan. The maturity of this loan has been extended to March 20, 2009. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

10.	LICENSING AND AGREEMENTS

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2007, the Company has available unused operating loss carryforwards of approximately $9,800,000 which may be applied against future taxable income and which expire in various years through 2020.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

13.	STOCKHOLDERS' EQUITY

At March 31, 2008, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at March 31, 2008 were 100,797,225.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

STOCK OPTIONS (Continued)

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

Expected volatility	144%

Expected dividends	0%

Expected term	4 years

Risk-free rate	4.78%

A summary of option activity as of March 31, 2008

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	150,000	$0.50
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$0.14
Granted
Exercised
Forfeited or expired
Outstanding at March 31, 2008	12,325,000	$0.14

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2008 and changes  during the period then ended is presented below:

Non-vested shares	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Granted
Vested	600,000
Forfeited

Non-vested at March 31, 2008	7,767,000	0.12

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

15.	STOCK PURCHASE WARRANTS

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

STOCK PURCHASE WARRANTS (Continued)

In November 2007, the Company granted 100,000 warrants to a sales representative for services rendered. These warrants are exercisable for a period of seven years with an exercise price of .08 cents per share.

In January 2008, the Company granted 112,500 warrants to investors purchasing convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of .05 cents per share.

In March 2008, the Company granted 112,500 warrants to investors purchasing convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of .05 cents per share.

In March 2008 the company granted 7,000,000 warrants to members of its advisory board and a consultant. These warrants are exercisable for a period of five years with an exercise price of .50 cents.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(.24)

Outstanding at January 1, 2008	9,814,890	0.36
Granted	7,225,000	0.06
Exercised
Forfeited

Outstanding at March 31, 2008	17,039,890	0.23

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of March 31, 2008 and 2007 issued 10,800,000 options and 3,238,000 warrants which would have an antidilutive effect on earnings.

	March 31,
	2008		2007

Loss from continuing operations available
to common stockholders		$(394,981)	$(728,213)

Weighted average of common shares outstanding
used in earnings per share during the period		105,851,184	15,641,250

Loss per common shares	$	( .01)	$.05)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to March 20, 2009. This obligation has been paid down by an additional $50,000.

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $8,928 for the first quarter of 2007 and $43,456 for the quarter ended March 31, 2008 and incurred net loss of $2,828,745 for year ended December 31, 2007 and a net loss of $394,981for the quarter ended March 31, 2008. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Our Products and Strategy

We operate our business in the rapidly evolving functional beverage and dietary supplement industries. More recently we have determined to focus on marketing and distributing our dietary supplement product, “Skinny Water” and developing other functional beverages.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with national retailers for the distribution of Skinny Water. We expect to continue our efforts to distribute Skinny Water through distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Skinny Water®

Skinny Water is water containing a proprietary, natural appetite suppressant, available in 3 flavors with a natural water appearance. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. We initially introduced Skinny Water® under the “Jana” brand. However, we now currently offer it under its own brand - “Skinny”. To market this product, we rely on the licenses from Peace Mountain and Interhealth, described below. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. We have reformulated Skinny Water in 3 flavors and launched it in our second quarter of 2007. Skinny Water is being bottled at Adirondacks Beverages in upstate New York, a co-packer of functional beverages. We purchase finished product in 24 bottle cases ready for shipment to retailers and distributors anywhere in the U.S.

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

Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s formula features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes Chromate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

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

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax® in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use Super CitriMax® in our Skinny Water products. Further, we must purchase quantities of Super CitriMax® from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®. Our agreement with Interhealth will continue unless terminated by either party.

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

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2007, we raised a total of $1,188,063 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team and as described below, during the quarter ended March 31, 2008, we have accepted subscriptions in the amount of approximately $3,100,000 in the private offering of our common stock that commenced in December 2007.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of twelve months. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2007, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements included with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Management Discussion and Analysis:

Results of Operations: Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

Revenues for the quarter ended March 31, 2008 were $43,456 as compared to $8,928 for the same quarter last year. This decrease reflects the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water®.

Gross profit was $4,603 for the three months ended March 31, 2007 as compared to ($12,435) for the three months ended March 31, 2008 reflecting costs associated with the establishment of the Skinny brand name and the initial start up costs for the brands.

Operating expenses were $703,531for the quarter ended March 31, 2007 as compared to $348,146 for the three months ended March 31, 2008 this year reflecting cost cutting and consolidation of expenses into our Bala Cynwyd, Pennsylvania corporate office.

Marketing and advertising was $249,151 and $53,786 for the three months ending March 31, 2007 and 2008 respectively reflecting the Company’s direction in establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense increased from $29,285 for the quarter ended March 31, 2007 to $34,300 for the same period last year.

Pre-tax losses were $394,981for the quarter ended March 31, 2008 as compared to a loss of $728,213 for the same quarter last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities
We have historically been funded through the issuance of common stock, debt securities, and external borrowings. We commenced a private offering of our common stock on December 24,2007 for up to $2,000,000 and subsequently determined to increase the aggregate amount of the offering to $3,200,000 at $0.04 per share. During the first quarter of 2008, we received subscriptions of $909,501 for an aggregate of 22,737,525 shares of common stock in this offering. Subsequently, we received approximately $2,200,000 of subscriptions in connection with this offering. The offering is made to accredited investors only. The shares being offered will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c of the Act.

During the fiscal quarter ended March 31, 2008, holders of convertible debentures previously issued by the Company converted such securities into shares of common stock and warrants as follows. On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

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

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. As of March 31, 2008, we had 18,039.56 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

In connection with its establishment of an advisory board in March 2008 and execution of a consulting agreement with one advisory, the Company agreed to issue to such persons a total of 6,000,000 common stock purchase warrants to the advisors. The warrants are exercisable for a period of five years at a price of $0.05. In addition, the Company also agreed in March 2008 to issue 1,000,000 additional warrants to an individual consultant not serving on the advisory board in consideration of consulting services to be provided to the Company on the same terms as described above. The issuance of the foregoing warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were either accredited investors or otherwise provided with access to material information concerning the Company.

On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of Mr. Michael Salaman, its Chairman and Mr. Donald McDonald, its Chief Executive Officer, in consideration of their agreement to provide a personal guaranty in connection with the factoring agreement the Company entered into in November 2007.

We believe that net cash on hand as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of 9 months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

2007 Financings and Capital Transactions

Equity Placements

During the calendar year 2007 the Company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933. During 2007, the Company received proceeds of $1,188,063 from these financings and issued a total of 15,848,179 shares of common stock to the investors in such offerings. In connection with such financings, the Company issued 2,759,390 warrants to “Selling Agents” and paid them $106,954 dollars in commissions. In addition, the Company also issued an additional 9,809,332 shares of common stock to shareholders from prior subscriptions in the form of reset shares required by the covenants established in the pervious subscription agreements. The securities sold in the above private placements have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are ‘‘accredited investors’’, as such term is defined in Rule 501(a) promulgated under the Securities Act.

Debenture Conversions

During fiscal 2007, holders of an aggregate principal amount of $2,190,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter of fiscal 2007, holders of principal of $1,895,000 of convertible debentures converted such amount into 20,074,445 shares of common stock.
During the second quarter of 2007, holders of convertible debentures converted $40,000 of principal into 400,000 common shares. During the fourth fiscal quarter, holders of $255,000 in principal of convertible debentures (plus $51,000 in interest) converted such amounts into 4,613,333 shares of common stock. In addition, in connection with these transactions, the Company issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance. The securities sold in the above transactions were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

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

Marketing/Advertising

In connection with our marketing campaign, we have expended $53,786 for the quarter ended March 31, 2008 compared to $249,151 for the quarter ended March 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2008 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of March 31, 2008 we have 7 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. Discovery is currently taking place. We vigorously contest any liability to plaintiff in this action and based on the facts of which we are currently aware; management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition. We have recently reached an agreement in principle with the claimant on the terms of a settlement agreement and are currently attempting to finalize the terms and conditions of a mutually acceptable settlement agreement. No assurances can be given, however, that we will be successful in concluding the settlement agreement, in which event this matter may proceed to trial.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended March 31, 2008 other than those disclosed in previous SEC filings or elsewhere in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2008, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date, however, the Company has been in discussions with the bank to extend the term of the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

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

SKINNY NUTRITIONAL CORP.

May 20, 2008	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Executive Officer and
Chief Financial Officer