Form 10-Q
period 2008-06-30
Skinny Nutritional Corp.
filed 2008-08-14
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 111,627,635 shares of common stock, $0.001 par value, issued and outstanding as of June 30, 2008.

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements	3
	Consolidated Balance Sheet, June 30, 2008	5-6
	Consolidated Statements of Operations For the Six Months Ended June 30, 2008 and 2007	7
	Consolidated Statements of Stockholders' Equity (Deficit) For the Six Months Ended June 30, 2008	8-9
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007	10-11
	Notes to Consolidated Financial Statements	12-26
Item 2.	Management’s Discussion and Analysis or Plan of Operation	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
	Signatures	39

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

Part I
Item 1.   Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

June 30, 2008

Skinny Nutritional Corp
And Subsidiary
June 30, 2008

Contents

Page

Financial Statements	3

Consolidated Balance Sheet, June 30, 2008	5 - 6

Consolidated Statements of Operations For the Six Months Ended June 30, 2008 and 2007	7

Consolidated Statements of Stockholders' Equity (Deficit) For the Six Months Ended June 30, 2008 and 2007	8 - 9

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007	10 - 11

Notes to Consolidated Financial Statements	12 – 26

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$1,322,266	$15,043
Restricted cash	0	3,697
Accounts receivable	151,632	401,487
Inventory	437,205	86,575
Prepaid expenses	66,259	23,795

Total current assets	1,977,362	530,597

FIXED ASSETS
Fixed assets	-0-	-0-
Accumulated depreciation	(-0-)	(-0-)

Total fixed assets	-0-	-0-

TOTAL ASSETS	$1,977,362	$530,597

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2008	December 31, 2007

CURRENT LIABILITIES

Current maturities of long term debt	$-0-	$-0-
Line of credit	290,000	340,000
Accounts payable	455,805	572,756
Accrued expenses	36,890	57,500
Accrued interest payable	-0-	84,563
Current portion of convertible notes	44,000	310,000
Revolving Line of Credit	553	317,560
Notes Payable	36,149	220,936
Subscriptions payable	-0-	37,500
Settlements payable	-0-	120,000

Total current liabilities	863,397	2,060,815

LONG TERM LIABILITIES
Long term debt, net of current portion	$-0-	$-0-

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	$-0-	$-0-
Common stock, $.001 par value, 250,000,000 shares authorized, 111,627,635 shares issued and outstanding at June 30, 2008	183,579	94,972
Additional paid-in capital	15,059,988	11,502,446
Accumulated deficit	(14,129,602)	(13,127,636)

Total stockholders’ deficit	1,113,965	(1,530,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,977,362	$530,597

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue – net	$179,586	$51,814	$223,042	$60,742

Cost of goods sold	176,345	50,019	232,236	76,961

Gross profit	3,241	1,795	(9,194)	(16,219)

Expenses
Marketing and advertising	263,017	774,133	316,803	1,023,403
General and administrative	336,609	351,557	630,969	784,156

Total expenses	599,626	1,125,690	947,772	1,807,559

Net (loss) from operations	(596,385)	(1,123,895)	(956,966)	(1,823,778)
Other income (expense)
Interest expense	(10,600)	(49,949)	(45,000)	(79,234)

Total other expenses	(10,600)	(49,949)	(45,000)	(79,234)

Income Taxes
Current	-0-	-0-	-0-	-0-
Deferred	-0-	-0-	-0-	-0-

Total income taxes	-0-	-0-	-0-	-0-

Net (Loss)	$(606,985)	$(1,173,844)	$(1,001,966)	$(1,903,012)

(Loss) per common share	$(.01)	$(.02)	$(.01)	$(.03)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2008 and the Year Ended December 31, 2007

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	42,673,328	$42,673	$6,852,208	$	$(10,298,891)

Issuance of common stock For cash at $.075 per share	15,848,179	15,849	1,172,214

Conversion of Convertible Debt into Common Shares at $.40 per share	40,000	40	19,960

Conversion of Convertible Debt into Common Shares at $.10 per share	17,900,000	17,900	1,772,100

Conversion of Convertible Debt into Common Shares at $.075 per share	3,013,333	3,013	222,987

Conversion of Convertible Debt into Common Shares at $.05 per share	1,600,000	1,600	78,400

Issuance of Common Stock For Note and Interest	2,629,720	2,630	133,314

Issuance of Common Stock in Exchange for Services at @ $0.075	1,333,333	1,333	98,670

Issuance of Common Stock in Exchange for Services at @ $.06	125,000	125	9,250

Issuance of Common Stock per Reset Agreement	9,809,332	9,809	(9,809)

Capitalize Inventory Balances			18,604

Warrants issued in exchange for services			768,505

Options issued in exchange for services			366,043

Net loss for the year ended December 31, 2006					(2,828,745)

Balance, December 31, 2007	94,972,225	$94,972	$11,502,446	$0	$(13,127,636)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30 2008 and the Year Ended December 31, 2007

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2007	94,972,225	$94,972	$11,502,446	$0	$(13,127,636)

Issuance of common stock for Cash @ $.04	7,623,200	7,623	52,378	3,037,276

Shares issued in exchange for Convertible debentures at $.14 per share	1,339,965	1,340	186,255

Shares issued in exchange for Convertible debentures at $.10 per share	100,000	100	9,900

Shares issued in exchange for Convertible debentures at $.05 per share	900,000	900	44,100

Shares issued in exchange for Convertible debentures at $.04 per share	1,261,375	1,261	49,194

Issuance of common stock in Exchange for Note and Interest At $.14 per share	1,155,870	1,156	160,666

Issuance of common stock in Exchange for Note and Interest At $.05 per share	300,000	300	14,700

Issuance of common stock in Exchange for Note and Interest At $.04 per share	1,975,000	1,975	77,205

Shares issued to Chairman as Compensation	2,000,000	2,000	(2,000)

Net loss for the six months Ended June 30, 2008					(1,001,966)

Balance, June 30, 2008	111,627,635	$111,627	$12,094,664	$3,037,276	$(14,129,602)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,001,966)	$(1,903,012)
Adjustments to reconcile net loss to net cash used by operating activities:
Options issued for service	-0-	32,344
Warrants issued for service	-0-	646,200
Warrants issued for stock issue	-0-	5,385
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation	-0-	469
Accounts receivable	249,855	(46,621)
Inventories	(350,630)	(23,308)
Prepaid expenses	(42,464)	25,808
Increase (decrease) in:
Accounts payable	(154,451)	171,721
Accrued expense	(18,522)	-0-
Accrued interest	(86,651)	744
Line of credit	(50,000)	25,467
Revolving line of credit	(317,007)	-0-
Notes Payable	(184,787)	168,436
Settlements payable	(120,000)	-0-
Current maturities long term debt	-0-	(300,283)

Net cash used in operating activities	(2,076,623)	(1,196,650)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	0	(2,814)
Net cash provided by (used) in investing activities	0	(2,814)

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt repaid	-0-	$(20,000)
Proceeds from Michael Salaman	-0-	38,811
Capitalized inventory balances	-0-	18,604
Proceeds (payments) from short term loans (net)	-0-	-0-
Proceeds (payments) from note conversions, including Interest	(266,000)	-0-
Issuance of Common Stock in exchange for services	-0-	100,003
Debenture	293,050	-0-
Issuance of Common Stock for Note and Interest	255,822	123,444
Subscription receivable	-0-	797,890
Stock subscription receivable	3,097,277	-0-

Net cash provided in financing activities	3,380,149	1,058,752

NET DECREASE IN CASH	1,303,526	(140,712)
Cash and cash equivalents, beginning of period	18,740	175,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,322,266	$34,456

SUPPLEMENTAL DISCLOSURE INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$12,948	$17,964

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

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

On November 15, 2006, holders of approximately 53% of the Company’s issued and outstanding Common Stock consented in writing to the adoption of resolutions approving (1) amendments to the Company’s Articles of Incorporation to (a) change the Company’s corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to the Company’s Employee Stock Option Plan to increase the number.

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
June 30, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Basis of Consolidation

The consolidated financial statements include the accounts of Skinny Nutritional Corp. (formerly Creative Enterprises International, Inc. and Creative Enterprises, Inc.) All intercompany accounts and transactions have been eliminated in consolidation.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of June 30, 2008 there was $437,205 in inventory on the books.

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
June 30, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

6.	PENDING CLAIMS

Except as described below, the Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on the Company.

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against the Company. The complaint claims that the Company failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, the Company denied the allegations and any liability to plaintiff. During the fiscal quarter ended June 30, 2008, the Company settled this action for $10,000 in a mutually acceptable settlement agreement.

On March 24, 2008, the Company agreed to arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. The arbitration will be administered by the American Arbitration Association in Providence, R.I. The items in question are the timing of payments to Peace Mountain, the approval process for the use of trademarks, the approval process for formulas and the protection of trademark rights in foreign countries. The Company feels that this arbitration will result in a more definitive agreement for the future. The date for the arbitration has not been determined.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business. The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

During the fiscal quarter ended June 30, 2008, the holders of the debt instruments described below converted such securities into shares of the Company’s common stock. In April 2008, the Company issued 1,261,375 shares of common stock upon the conversion of an aggregate amount of $50,455 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of outstanding convertible debentures. Further, on June 2, 2008, the Company issued 1,964,284 shares of common stock upon the conversion of an aggregate amount of $275,000 (inclusive of accrued interest of $51,821) of outstanding convertible debentures. In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

SALE OF EQUITY SECURITIES (Continued)

As described in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Skinny Nutritional Corp. commenced a private offering of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.09 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,375,000 warrants. In connection with the Offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

9.	LINE OF CREDIT

The Company obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor. This letter of credit was secured by personal assets of our chairman and bore interest at a rate of 7.5% per annum. Madison Bank called this note and on January 4, 2007, the Company entered into a Forbearance Agreement with the Bank regarding this loan amount.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to March 20, 2009. This obligation has been paid down by an additional $50,000.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

13.	STOCKHOLDERS' EQUITY

At June 30, 2008, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at June 30, 2008 were 111,627,635.

14.	STOCK OPTIONS

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
June 30, 2008

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

Expected volatility	144%

Expected dividends	0%

Expected term	4 years

Risk-free rate	4.78%

A summary of option activity as of June 30, 2008

Options	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	150,000	$0.50
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$0.14
Granted
Exercised
Forfeited or expired
Outstanding at June 30, 2008	12,325,000	$0.14

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2008 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Granted
Vested	600,000
Forfeited

Non-vested at June 30, 2008	7,767,000	0.12

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

15.	STOCK PURCHASE WARRANTS

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
June 30, 2008

STOCK PURCHASE WARRANTS (Continued)

In November 2007, the Company granted 100,000 warrants to a sales representative for services rendered. These warrants are exercisable for a period of seven years with an exercise price of .08 cents per share.

In December 2007, the Company issued 75,000 warrants to investors holding convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of .$0.05 per share.

In December 2007, the Company issued 255,000 warrants to investors holding convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of $0.20 per share.

In January 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of $.05 cents per share.

In March 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock. These warrants are exercisable for a period of three years with an exercise price of $.05 cents per share.

In March 2008 the company granted 7,000,000 warrants to consultants and advisory board members in a private transaction. These warrants are exercisable for a period of five years with an exercise price of $.05 cents.

In April 2008 the company granted 1,000,000 warrants to a consultant in a private transaction. These warrants are exercisable for a period of five years with an exercise price of $0.05.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(.24)

Outstanding at January 1, 2008	9,814,890	0.36
Granted	8,225,000	0.06
Exercised
Forfeited

Outstanding at June 30, 2008	18,039,890	0.23

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of June 30, 2008 and 2007 issued 10,800,000 options and 3,238,000 warrants which would have an antidilutive effect on earnings.

	June 30,
	2008	2007

Loss from continuing operations available to common stockholders	$(1,001,966)	$(1,903,012)

Weighted average of common shares outstanding used in earnings per share during the period	106,161,141	62,480,464

Loss per common shares	$(.01)	$(.03)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

None.

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

Until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $51,814 and $60,742 for the three and six months ended June 30, 2007, respectively, and $179,586 and $223,042 for the three and six months ended June 30, 2008, respectively, and incurred a loss of $2,828,745 for year ended December 31, 2007 and a net loss of $606,985 and $1,001,966 for the three and six months ended June 30, 2008, respectively. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market. In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

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

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2007, we raised a total of $1,188,063 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team and as described below, during the six months ended June 30, 2008, we have accepted subscriptions in the amount of approximately $3,100,000 in the private offering of our common stock that commenced in December 2007.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2007, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Management Discussion and Analysis:

Results of Operations: Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenues were $179,586 for the three months ended June 30, 2008 as compared to $51,814 for the three months ended June 30, 2007. This increase reflects increased product sales as a result of the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water®.

Gross profit was $3,241 for the three months ended June 30, 2008 as compared to $1,795 for the three months ended June 30, 2007 reflecting increased revenue due to the establishment of the Skinny brand name, which was partially offset by the initial start up costs for the brand.

Operating expenses were $599,626 for the three months ended June 30, 2008 as compared to $1,125,690 for the three months ended June 30, 2007 reflecting cost cutting and consolidation of expenses into our Bala Cynwyd, Pennsylvania corporate office.

Marketing and advertising was $263,017 for the three months ended June 30, 2008 as compared to $774,133 for the three months ending June 30, 2007 reflecting the Company’s direction in cost effectively establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense decreased to $10,600 for the three months ended June 30, 2008 as compared to $49,949 for the three months ended June 30, 2007 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $606,985 for the three months ended June 30, 2008 as compared to a loss of $1,173,844 for the three months ended June 30, 2007.

Results of Operations: Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenues were $223,042 for the six months ended June 30, 2008 as compared to $60,742 for the six months ended June 30, 2007. This increase reflects increased product sales as a result of the company’s decision to divest itself of the Jana brand and focus the company’s resources on reformulating Skinny Water into three new flavors, finding a US bottler that can handle the formulations preparation for the re-launch of the product into Target stores and developing the Skinny brand which now includes Skinny Water®.

Gross profit was $(9,194) for the six months ended June 30, 2008 as compared to $(16,219) for the six months ended June 30, 2007 reflecting increased revenue for the period, which was partially offset by costs associated with the establishment of the Skinny brand name and the initial start up costs for the brand.

Operating expenses were $947,772 for the six months ended June 30, 2008 as compared to $1,807,559 for the six months ended June 30, 2007 reflecting cost cutting and consolidation of expenses into our Bala Cynwyd, Pennsylvania corporate office.

Marketing and advertising was $316,803 for the six months ended June 30, 2008 as compared to $1,023,403 for the six months ending June 30, 2007 reflecting the Company’s direction in cost effectively establishing the Skinny brand with advertisers and marketing companies including internet and TV advertising as well as re-introducing Skinny Water to the retail marketplace.

Interest expense decreased to $45,000 for the six months ended June 30, 2008 as compared to $79,234 for the six months ended June 30, 2007 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Pre-tax profits were a loss of $1,001,966 for the six months ended June 30, 2008 as compared to a loss of $1,903,012 for the six months ended June 30, 2007.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically been funded through the issuance of common stock, debt securities, and external borrowings. We commenced a private offering of our common stock on December 24, 2007 for up to $2,000,000 and subsequently determined to increase the aggregate amount of the offering to $3,200,000 at $0.04 per share. During the six months ended June 30, 2008, we received subscriptions of $3,163,000 for an aggregate of 79,075,000 shares of common stock in this offering. The offering was made to accredited investors only. These shares were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During the six months ended June 30, 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,261,375 shares of common stock upon the conversion of an aggregate amount of $50,455 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of outstanding convertible debentures and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,964,284 shares of common stock upon the conversion of an aggregate amount of $275,000 (inclusive of accrued interest of $51,821) of outstanding convertible debentures. In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008. These securities have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to March 20, 2009. This obligation has been paid down by an additional $50,000. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. As of June 30, 2008, we had $553 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

Marketing/Advertising

In connection with our marketing campaign, we have expended $316,803 for the six months ended June 30, 2008 compared to $1,023,403 for the six months ended June 30, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2008 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of June 30, 2008 we have 7 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In a complaint dated April 20, 2006, plaintiff News Broadcast Network, Inc. commenced an action in the Supreme Court of the State of New York for the County of New York (Index No. 601399/06) against us. The complaint claims that we failed to pay NBN for video/audio production services it rendered in 2005 and seeks $29,350 in compensatory damages based on causes of action for breach of contract, for goods sold and delivered, for account stated and for unjust enrichment. In an answer dated July 25, 2006, we denied the allegations and any liability to plaintiff. During the fiscal quarter ended June 30, 2008, the Company settled this action for $10,000 in a mutually acceptable settlement agreement.

On March 24, 2008, the Company agreed to arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. The arbitration will be administered by the American Arbitration Association in Providence, R.I. The items in question are the timing of payments to Peace Mountain, the approval process for the use of trademarks, the approval process for formulas and the protection of trademark rights in foreign countries. The Company feels that this arbitration will result in a more definitive agreement for the future. The date for the arbitration has not been determined.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended June 30, 2008 other than those disclosed in previous SEC filings or in this quarterly report.

As described in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Skinny Nutritional Corp. commenced a private offering of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.09 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,375,000 warrants. In connection with the Offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition, during the quarter ended June 30, 2008, the Company issued additional shares of common stock upon the conversion of outstanding debt instruments and the exercise of warrants.

In April 2008, the Company issued 1,261,375 shares of common stock upon the conversion of an aggregate amount of $50,455 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of outstanding convertible debentures and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,964,284 shares of common stock upon the conversion of an aggregate amount of $275,000 (inclusive of accrued interest of $51,821) of outstanding convertible debentures. In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008.

In addition, in April 2008 the company granted 1,000,000 warrants to a consultant for services rendered. These warrants are exercisable for a period of five years with an exercise price of $0.05. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Subsequent to the quarter ended June 30, 2008 the Company issued 342,857 shares of common stock upon the conversion of an aggregate amount of $48,000 (inclusive of accrued interest of $8,000) of outstanding convertible debentures.

The foregoing securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

In addition, subsequent to the quarter ended June 30, 2008 the Company issued 300,000 shares of common stock to two contractors for services rendered and also granted an aggregate of 7,275,000 common stock purchase options under its Employee Stock Option Plan to certain of its employees, including its executive officers. Each of the foregoing options is exercisable for a period of five years at a per share price of $0.33, which is equal to the closing price of the Company’s Common Stock as reported on the OTC Bulletin Board on the date of grant. The options shall vest as follows: 25% of the total award shall vest immediately and the balance shall vest in equal annual installments of 25% of the unvested amount each until option award is vested in full. In connection with these issuances, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

During the quarter ended June 30, 2008, we did not repurchase any shares of our common stock.

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

SKINNY NUTRITIONAL CORP.

August 14, 2008	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Executive Officer and
Chief Financial Officer