Form 10-Q
period 2008-09-30
Skinny Nutritional Corp.
filed 2008-11-14
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 178,629,655 shares of common stock, $0.001 par value, issued and outstanding as of November 10, 2008.

TABLE OF CONTENTS

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

Part I
Item 1.   Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

September 30, 2008

Skinny Nutritional Corp
And Subsidiary
September 30, 2008

Contents

Page

Financial Statements	3

Consolidated Balance Sheet, September 30, 2008	5 - 6

Consolidated Statements of Operations For the Nine Months Ended September 30, 2008 and 2007	7

Consolidated Statements of Stockholders' Equity (Deficit) For the Nine Months Ended September 30, 2008 and 2007	8 - 9

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and 2007	10 - 11

Notes to Consolidated Financial Statements	12 – 26

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

	September 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$216,206	$15,043
Restricted cash	0	3,697
Accounts receivable	574,883	401,487
Inventory	1,067,783	86,575
Prepaid expenses	47,676	23,795

Total current assets	1,906,548	530,597

FIXED ASSETS
Fixed assets	-0-	-0-
Accumulated depreciation	(-0-)	(-0-)

Total fixed assets	-0-	-0-

TOTAL ASSETS	$1,906,548	$530,597

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2008	December 31, 2007

CURRENT LIABILITIES

Current maturities of long term debt	$-0-	$-0-
Line of credit	290,000	340,000
Accounts payable	1,050,883	572,756
Accrued expenses	99,762	57,500
Accrued interest payable	-0-	84,563
Current portion of convertible notes	44,000	310,000
Revolving Line of Credit	396	317,560
Notes Payable	36,149	220,936
Subscriptions payable	-0-	37,500
Settlements payable	-0-	120,000

Total current liabilities	1,521,190	2,060,815

LONG TERM LIABILITIES
Long term debt, net of current portion	$-0-	$-0-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	$-0-	$-0-
Common stock, $.001 par value, 250,000,000 shares authorized, 111,627,635 shares issued and outstanding at June 30, 2008	184,829	94,972
Additional paid-in capital	15,807,241	11,502,446
Accumulated deficit	(15,606,712)	(13,127,636)

Total stockholders’ deficit	385,358	(1,530,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,906,548	$530,597

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months		For the Nine Months
	Ended Sept 30,		Ended Sept 30,
	2008	2007	2008	2007

Revenue – net	$970,593	$134,761	$1,193,635	$195,503

Cost of goods sold	625,513	76,061	857,749	153,022

Gross profit	345,080	58,700	335,886	42,481

Expenses
Marketing and advertising	694,494	45,717	1,011,297	1,069,120
General and administrative	1,121,752	953,613	1,752,721	1,737,769

Total expenses	1,816,246	999,330	2,764,018	2,806,889

Net (loss) from operations	(1,471,166)	(940,630)	(2,428,132)	(2,764,408)

Other income (expense)		20,172		20,172
Interest expense	(5,944)	(14,245)	(50,944)	(93,479)

Total other expenses	(5,944)	5,927	(50,944)	(73,307)

Income Taxes
Current	-0-	-0-	-0-	-0-
Deferred	-0-	-0-	-0-	-0-

Total income taxes	-0-	-0-	-0-	-0-

Net (Loss)	$(1,477,110)	$(934,703)	$(2,479,076)	$(2,837,715)

(Loss) per common share	$(.01)	$(.01)	$(.01)	$(.04)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007

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

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Nine Months June 30 2008 and the Year Ended December 31, 2007

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2007	94,972,225	$94,972	$11,502,446	$0	$(13,127,636)

Issuance of common stock for Cash @ $.04	64,175,220	64,175	52,378	3,037,276

Shares issued in exchange for Convertible debentures at $.14 per share	1,339,965	1,340	186,255

Shares issued in exchange for Convertible debentures at $.10 per share	100,000	100	9,900

Shares issued in exchange for Convertible debentures at $.05 per share	900,000	900	44,100

Shares issued in exchange for Convertible debentures at $.04 per share	1,261,375	1,261	49,194

Issuance of common stock in Exchange for Note and Interest At $.14 per share	1,155,870	1,156	160,666

Issuance of common stock in Exchange for Note and Interest At $.05 per share	300,000	300	14,700

Issuance of common stock in Exchange for Note and Interest At $.04 per share	1,975,000	1,975	77,025

Issuance of Common Stock for Services at @ $.33	300,000	300	98,700

Shares issued to Officers for Guarantees	6,150,000	6,150	(6,150)

Options issued for services			908,509

Net loss for the nine months Ended September 30, 2008					(2,479,076)

Balance, September 30, 2008	172,629,655	$172,629	$13,097,723	$3,037,276	$(15,606,712)

See accompanying notes

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,479,076)	$(2,837,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Options issued for service	-0-	109,968
Warrants issued for service	-0-	646,200
Issuance of Common Stock for service		100,003
Warrants issued for stock issue	-0-	508,230
Changes in operating assets and liabilities:
(Increase) decrease in:
Depreciation	-0-	704
Accounts receivable	(173,396)	(115,014)
Inventories	(981,207)	6,587
Prepaid expenses	(23,881)	32,803

Increase (decrease) in:
Accounts payable	440,627	182,202
Accrued expense	44,349	96,681
Accrued interest	(86,651)	4,646
Line of credit	(50,000)	25,467
Revolving line of credit	(317,164)	-0-
Notes Payable	(184,787)	-0-
Settlements payable	(120,000)	(60,000)

Net cash used in operating activities	(3,931,186)	(1,299,238)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	0	(2,814)
Net cash provided by (used) in investing activities	0	(2,814)

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt repaid	-0-	$	(20,000)
Proceeds (payments) from short term loans (net)	(266,000)		(81,847)
Issuance of Options	608,416		-0-
Issuance of Common Stock in exchange for services	99,000		-0-
Debenture	293,050		-0-
Issuance of Common Stock for Note and Interest	255,822		123,444
Subscription receivable	-0-		-0-
Stock subscription receivable	3,138,364		1,160,063

Net cash provided in financing activities	4,128,652		1,181,660

NET DECREASE IN CASH	197,466		(120,392)
Cash and cash equivalents, beginning of period	18,740		175,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,206		$54,776

SUPPLEMENTAL DISCLOSURE INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$19,593		$25,064

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

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

The Company has obtained the exclusive worldwide licensing rights to Skinny Water from Peace Mountain Natural Beverages Corp., along with certain associated trademarks. The term of the agreement with Peace Mountain is for three years and self renews each year unless terminated. The term of this agreement is in perpetuity unless cancelled by either party. The Company has an agreement with Interhealth Nutraceuticals, on a non-exclusive basis to sell, market, distribute and package Super Citrimax, the active ingredient in Skinny Water.

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
September 30, 2008

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

Revenue Recognition

The Company sells products through multiple distribution channels including retailers and distributors. Revenue is recognized when the product is shipped to the customer and is recognized net of discounts and returns.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of September 30, 2008 there was $1,067,783 in inventory on the books.

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
September 30, 2008

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
September 30, 2008

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

On March 24, 2008, the Company requested arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. The arbitration will be administered by the American Arbitration Association in Providence, R.I. The items in question are the timing of payments to Peace Mountain, the approval process for the use of trademarks, the approval process for formulas and the protection of trademark rights in foreign countries. The Company feels that this arbitration will result in a more definitive agreement for the future. The date for the arbitration has not been determined.

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

During the fiscal quarter ended September 30, 2008, the holders of the debt instruments described below converted such securities into shares of the Company’s common stock. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $90,000 (inclusive of accrued interest of $18,756) of outstanding convertible debentures.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

SALE OF EQUITY SECURITIES (Continued)

As described in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Skinny Nutritional Corp. commenced a private offering of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. In connection with the Offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

9.	LINE OF CREDIT

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. The current balance outstanding as of September 30, 2008 is $290,000. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to March 20, 2009. This obligation has been paid down by an additional $50,000.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

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

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

13.	STOCKHOLDERS' EQUITY

At September 30, 2008 the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at September 30, 2008 were 172,627,635.

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

On November 28, 2007, the Company granted 6,325,000 stock options to employees and officers of the Company under the Option Plan. The options granted have a 5 year contractual life. 1,581,250 of the options were granted for prior services and vested immediately. The remaining 4,743,750 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

On July 30, 2008 the Company granted 7,275,000 stock options to employees and officers of the Company under the Option Plan. The options granted have a 5 year contractual life and are exercisable at a price equal to $0.33 per share. Of the options granted, 25% vested immediately and the balance will vest in equal annual installments of 25% of the unvested portion on each anniversary date of the grant until fully vested.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

STOCK OPTIONS (Continued)

Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2008, there were 19,900,000 options issued and outstanding under the plan.

Expected volatility	144%

Expected dividends	0%

Expected term	4 years

Risk-free rate	4.78%

A summary of option activity as of September 30, 2008

		Weighted- Average	Weighted Average Remaining
Options	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2006	150,000	$0.50
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$0.14
Granted	7,275,000	0.33
Exercised
Forfeited or expired
Outstanding at September 30, 2008	19,900,000	$0.21

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of September 30, 2008 and changes  during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Granted	7,275,000	0.33
Vested	2,493,750	0.33
Forfeited

Non-vested at September 30, 2008	13,448,250	0.20

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

15.	STOCK PURCHASE WARRANTS

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
September 30, 2008

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

In connection with the Company’s private placement that commenced in December 2007, the Company issued selling agents an aggregate of 1,362,500 warrants to purchase common stock. Such warrants are exercisable at the per share price of $0.05 for a period of five years from the date of issuance.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2008 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(.24)

Outstanding at January 1, 2008	9,814,890	0.36
Granted	8,225,000	0.06
Exercised
Forfeited

Outstanding at September 30, 2008	18,039,890	0.23

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of September 30, 2008 and 2007 issued 7,275,000 options and 3,238,000 warrants which would have an anti-dilutive effect on earnings.

	September 30,
	2008	2007

Loss from continuing operations available to common stockholders	($ 2,479,076)	($ 2,837,715)

Weighted average of common shares outstanding used in earnings per share during the period	133,851,283	79,990,860

Loss per common shares	$(.02)	$(.04)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We generated revenues of $134,761 and $195,503 for the three and nine months ended September 30, 2007, respectively, and $970,593and $1,193,635 for the three and nine months ended September 30, 2008, respectively, and incurred a loss of $2,828,745 for year ended December 31, 2007 and a net loss of $1,477,110 and $2,479,076 for the three and nine months ended September 30, 2008, respectively. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market. In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

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

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We have focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

Our line of products currently consists of five flavors of Skinny Water which were launched in June 2008. Management intends to release additional Skinny Water flavors and formulas in our first quarter of 2009. The company intends to market additional “Skinny” beverages in the future, when it believes that market conditions are favorable.

Skinny Water®

Skinny Water is dietary supplement formulated with a proprietary, natural appetite suppressant with additional vitamins and minerals, available in 5 flavors. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. To market this product, we rely on the licenses from Peace Mountain and Interhealth, described below. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. We have reformulated Skinny Water in 5 flavors and launched it in our second quarter of 2008. We purchase finished product in 24 bottle cases ready for shipment to retailers and distributors anywhere in the U.S.

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

Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s formula features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

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

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax® in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use ChromeMate and Super CitriMax® in our Skinny Water products. Further, we must purchase quantities of ChromeMate and Super CitriMax® from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing ChromeMate and Super CitriMax®. Our agreement with Interhealth will continue unless terminated by either party.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Teas, Java’s and Smoothies.

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

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores around the country. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores, health food and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non alcoholic distributors, and Red Bull beverage distributors. The company’s products are being distributed by thirteen current DSDs, including four Anheuser Busch distributors, and we plan to enter into several additional agreements prior to the end of 2008.

We also distribute our products directly to select national retail accounts based on purchase order relationships. Distribution will target category leaders in grocery, convenience, health clubs, retail drug, and health food establishments. We will contract with independent trucking companies or arrange pick up by the retailer from contract packers to independent warehouses, and then to distributors or retail outlets. Distributors will then sell and deliver our products directly to retail outlets. We are responsible for managing our network of distributors and brokers and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

Going Concern and Management Plans

To date, we have needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. As discussed in greater detail below, we are currently seeking to raise up to $2,000,000 in additional capital through a common stock financing in the fourth quarter of 2008. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2007, we raised a total of $1,188,063 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team and as described below, during the six months ended June 30, 2008, we accepted subscriptions in the amount of approximately $3,100,000 in the private offering of our common stock that commenced in December 2007.

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

Management Discussion and Analysis:

Results of Operations: Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues were $970,593 for the three months ended September 30, 2008 as compared to $134,761 for the three months ended September 30, 2007. This increase reflects increased product sales as a result of the company’s focusing resources on Skinny Water’s five new flavors, preparing for the launch of the product into Target stores and placement with thirteen current DSDs, including four Anheuser Busch distributors, and the overall development of the Skinny brand, which now includes five flavors of Skinny Water®.

Gross profit was $345,080 for the three months ended September 30, 2008 as compared to $58,700 for the three months ended September 30, 2007 reflecting increased revenue due to the establishment of the Skinny brand name, which was partially offset by the initial start up costs for the brand.

Operating expenses were $1,816,246 for the three months ended September 30, 2008 as compared to $999,330 for the three months ended September 30, 2007. The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as summarized below, along with the cost of hiring additional sales staff and the cost associated with the grant of employees stock options.

Marketing and advertising was $694,494 for the three months ended September 30, 2008 as compared to $45,717 for the three months ending September 30, 2007 reflecting the Company’s direction in cost effectively establishing the Skinny brand with advertisers and marketing companies including radio, print, sampling, point of sale and general brand promotion to introduce Skinny Water to the retail marketplace.

Interest expense was $5,944 for the three months ended September 30, 2008 as compared to $(5,927) for the three months ended September 30, 2007 reflecting the positive impact of converting the majority of our convertible debt holders into equity.

Net losses were $1,477,110 for the three months ended September 30, 2008 as compared to a loss of $934,703 for the three months ended September 30, 2007. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.

Results of Operations: Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenues were $1,193,635 for the nine months ended September 30, 2008 as compared to $195,503 for the nine months ended September 30, 2007. This increase reflects increased product sales as a result of the company’s sales efforts with retailers including Target, ACME, WaWa and Shop Rite as well as with our 13 current DSDs.

Gross profit was $335,886 for the nine months ended September 30, 2008 as compared to $42,481 for the nine months ended September 30, 2007 reflecting increased revenue for the period, which was partially offset by costs associated with the establishment of the Skinny brand name and the initial start up costs for the brand.

Operating expenses were $2,764,018 for the nine months ended September 30, 2008 as compared to $2,806,889 for the nine months ended September 30, 2007. The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as summarized below, along with the cost of hiring additional sales staff and the cost associated with the grant of employees stock options.

Marketing and advertising was $1,011,297 for the nine months ended September 30, 2008 as compared to $1,069,120 for the nine months ending September 30, 2007 reflecting the Company’s direction in cost effectively establishing the Skinny brand with advertisers and marketing companies including radio, print, sampling, point of sale and general brand promotion to introduce Skinny Water to the retail marketplace.

Interest expense decreased to $50,944 for the nine months ended September 30, 2008 as compared to $73,307 for the nine months ended September 30, 2007 reflecting the positive impact of converting the majority of our convertible debt into equity.

Net Losses were $2,479,076 for the nine months ended September 30, 2008 as compared to a loss of $2,837,715 for the nine months ended September 30, 2007. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically been funded through the issuance of common stock, debt securities, and external borrowings. We commenced a private offering of our common stock on December 24, 2007 for up to $2,000,000 and subsequently determined to increase the aggregate amount of the offering to $3,200,000 at $0.04 per share. During the six months ended June 30, 2008, we received subscriptions of $3,163,000 for an aggregate of 79,075,000 shares of common stock in this offering. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. The offering was made to accredited investors only. These shares were offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During the nine months ended September 30, 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,261,375 shares of common stock upon the conversion of an aggregate amount of $50,455 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of outstanding convertible debentures and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,964,284 shares of common stock upon the conversion of an aggregate amount of $275,000 (inclusive of accrued interest of $51,821) of outstanding convertible debentures. In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $90,000 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. The current balance as of September 30, 2008 is $290,000. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to March 20, 2009. This obligation has been paid down by an additional $50,000. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. As of September 30, 2008, we had $396 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

In connection with its establishment of an advisory board in March 2008 and execution of a consulting agreement with one advisor, the Company agreed to issue to such persons a total of 6,000,000 common stock purchase warrants to the advisors. The warrants are exercisable for a period of five years at a price of $0.05. In addition, the Company also agreed in March 2008 to issue 1,000,000 additional warrants to an individual consultant not serving on the advisory board in consideration of consulting services to be provided to the Company on the same terms as described above. The issuance of the foregoing warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were either accredited investors or otherwise provided with access to material information concerning the Company.

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

Need for Additional Capital

We believe that net cash on hand as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of 12 months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. As described in Item 5 of Part II of this Quarterly Report on Form 10-Q, the Company has commenced a private offering of up to $2,000,000 of shares of Common Stock at a per share purchase price of $0.08. The shares are being offered to accredited investors only. The shares being offered will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. This disclosure is being made pursuant to and in accordance with Rule 135c promulgated under the Act.

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

Break Even and Profitability

We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the first quarter of calendar 2009 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Marketing/Advertising

In connection with our marketing campaign, we have expended $1,011,297 for the nine months ended September 30, 2008 compared to $1,069,120 for the nine months ended September 30, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2008 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of September 30, 2008 we have 9 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On March 24, 2008, the Company requested arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. The arbitration will be administered by the American Arbitration Association in Providence, R.I. The items in question are the timing of payments to Peace Mountain, the approval process for the use of trademarks, the approval process for formulas and the protection of trademark rights in foreign countries. The Company feels that this arbitration will result in a more definitive agreement for the future. The date for the arbitration has not been determined.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended September 30, 2008 other than those disclosed in previous SEC filings or under the caption “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Satisfaction of Cash Requirements and Financing Activities” set forth above in this Quarterly Report on Form 10-Q.

In September 2008, the Company issued 150,000 shares of common stock to an independent foundation in consideration of marketing and promotional services rendered. In connection with these issuances, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2008, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company has commenced a private offering of up to $2,000,000 of shares of common stock at a per share purchase price of $0.08. The shares are being offered to accredited investors only. The shares being offered will not be registered under the Securities Act of 1933, as amended (the “Act”) and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company may engage registered broker-dealers to serve as selling agents for the sale of the shares and pay commissions and other compensation to the selling agents who procure purchasers. The Company intends to use the proceeds from the offering for working capital and general corporate purposes. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

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

SKINNY NUTRITIONAL CORP.

November 14, 2008	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Executive Officer and
Chief Financial Officer