Form 10-K/A
period 2007-12-31
Skinny Nutritional Corp.
filed 2009-04-01
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

0-51313
Commission file number

SKINNY NUTRITIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0314792
(State of incorporation)	(IRS Employer Identification Number)

3 Bala Plaza East, Suite 101 Bala Cynwyd, PA 19004
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

SKINNY NUTRTIONAL CORP.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

EXPLANATORY NOTE

Skinny Nutritional Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008 (the “Original Filing”) to restate its consolidated financial statements and related financial information to correct an error in the Company’s accounting and disclosures for its convertible debentures and options and warrants. The Company, after consulting with its independent registered public accounting firm, concluded that the Company’s method of accounting for the Debentures and options must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of such securities in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

This Amendment is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at December 31, 2007 and December 31, 2006, and (ii) the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2007, and the notes related thereto. The Amendment will reflect an adjustment to the beneficial conversion feature of certain previously outstanding convertible debentures (the “Debentures”) to give effect to the reduction of the conversion rate in accordance with FAS 84. The effect of this adjustment, as is shown in this Amendment is to debit debt conversion expense in an amount of $3,371,964 and to credit additional paid in capital by $3,371,964. Due to this, the Company’s net loss for 2007 was impacted by $3,371,964. The Company determined that the modification of the Debentures resulted in a fair value of incremental consideration of $3,371,964 based on the difference between the fair value of the common stock underlying the Debentures following the reduction in the conversion rate under FAS 84 and the fair value of the common stock underlying the Debentures with the original conversion terms.

The Company also intends to include in this Amendment a credit to its profit and loss statement in the amount of $69,525 in order to properly reflect on its financial statements the stock compensation expense that the Company incurred in fiscal 2007in accordance with SFAS 123R. These changes will be shown on its Statement of Operations, as an adjustment to “General and Administrative Expense” by reducing such line item in the net amount of $69,525. This adjustment will also flow through the Statement of Operations as a reduction in “Net Loss from Operations” and “Net Loss” in the amount of $69,525. This adjustment will not impact earnings (loss) per share. In addition, on its balance sheet contained in the Original Filing, the Company will adjust “additional paid-in capital” by a net amount of $69,525. The net increase of $69,525 to additional paid-in capital will flow through the balance sheet as a decrease to “Total stockholders’ deficit” and an increase to “Total Liabilities and Stockholders’ Deficit”.

None of the foregoing modifications to the Company’s accounting for the Debentures or the options and warrants will affect the Company’s revenue or cash flows nor will the modifications concerning the Debentures have a net effect on stockholders’ equity.

The restatement will also reflect a reclassification of the Company’s expense incurred in connection with its private placement of securities in 2007. This reclassification consists of a credit to “general and administrative” expense on the Company’s statement of operations of $435,749 and an offsetting debit to additional paid in capital of an equivalent amount. This event will not have a net effect on stockholders’ equity as reported in the Original Filing.

For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment.  In addition, the Company is making appropriate corresponding adjustments to the disclosures contained in Item 1 (Description of Business) and Item 6 (Managements Discussion and Analysis) in the Original Filing to reflect the changes to the financial statements. In addition, as discussed in Item 8A, Controls and Procedures (as restated), management identified a control deficiency that relates to the restatement that, under the circumstance constitutes a material weakness. Further, this Amendment includes the correction of certain typographical errors that appeared in Items 1, 5, 6, 11 and 13 of the Original Filing and the correction of certain errors deemed immaterial for comparative purposes.

In preparing this restatement, the Company also corrected an error in its stockholders’ equity, adjusting the aggregate number of outstanding shares of common stock as of December 31, 2007 from 94,972,225 to 93,822,225 shares of common stock. This adjustment resulted in corresponding modifications to the financial statements and in the notes to the financial statements. The Company also made conforming changes in the text of the Amendment in Items 5 and 11.

This Amendment also includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. The information contained in this Amendment, including the financial statements and the notes thereto, amends only the Items of the Original Filing described in the immediately preceding paragraphs solely to reflect the restatement discussed herein and to correct certain typographical and other immaterial errors. No other information in the Original Filing is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer and the consent of our independent registered public accounting firm have been included as exhibits to this Amendment.

The foregoing items have not been updated to reflect other events occurring after the filing date of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

For our 2007 fiscal year, we generated revenues of $752,825 and incurred a net loss of $5,698,643. Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements.

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

Our principal executive offices are located at 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Developments in 2007

Financing Activities

As described in greater detail below under the caption “Liquidity and Capital Resources” during the twelve months ended December 31, 2007 we have raised a total of $1,188,613 in gross proceeds from private transactions with accredited investors. There were three private offerings made during the year; the first, which commenced in December 2006, raised $482,625 during calendar 2007 with 6,435,004 shares being issued. The second offering, which commenced in March 2007, raised $502,238 during calendar 2007 with 6,696,509 shares being issued. The third placement, which commenced in September 2007, raised $203,750 with 2,716,666 shares issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007.

Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,081,659 dollars in net proceeds from private placements. In addition, a total of 9,809,332 shares were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the previous subscription agreements. . We have used the proceeds from these transactions for working capital and the repayment of debt owed to third parties. The securities sold in this financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors are “accredited investors” as such term is defined in Rule 501(a) promulgated under the Securities Act.

On March 23, 2007, the holder of a debenture with an outstanding principal amount of $100,000 and $4,274 in accrued interest converted its debt into 2,011,020 shares of common stock. In addition, the holder of a convertible debenture in the aggregate principal amount of $25,000 converted such debenture into common stock in two transactions: in January 2007, such holder converted $12,500 in principal and $1,170 in interest into 273,425 shares of common stock. Thereafter, in April 2007, this holder converted the remaining $12,500 in principal into 250,000 in common shares of stock. Interest of $6,670 was converted to 95,275 common shares on 1/17/07.

In addition, holders of an aggregate principal amount of $2,070,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,755,000 converted such amount into 17,550,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per share and the remainder are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

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

Compensation Matters: On January 12, 2007, our Board of Directors approved modifications in the monthly compensation rates, effective as of January 1, 2007, payable to each of our Chairman and Chief Executive Officer. Each of these executives will now receive a monthly fee of $7,500, plus reimbursement of approved corporate expenses. In addition, on such date, the Board granted to our Chairman options to purchase 3,000,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of five years at a per share exercise price of $0.26. Of the options granted, 20% of the total grants amount vest immediately and the balance vests in equal annual installments of 20% on the each anniversary date of the date of grant. On November 28, 2007, our Board of Directors approved additional modifications in the monthly compensation rates, effective December 1, 2007, payable to each our Chairman and Chief Executive Officer. Michael Salaman will receive a monthly fee of $12,500, plus reimbursement of approved corporate expenses including a monthly automobile allowance of $700 dollars. Donald McDonald will receive a monthly fee of $11,667 dollars, plus reimbursement of approved corporate expenses including a monthly automobile allowance of $700 dollars. The Board granted to our Chairman options to purchase 3,000,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of three years at a per share exercise price of $0.08. The Board granted to our CEO options to purchase 2,500,000 shares of common stock pursuant to our Employee Stock Option Plan. These options are exercisable for a period of three years at a per share exercise price of $0.08 . Also, on this date, our Board authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank.

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

Skinny Water (R)

Skinny Water is water containing a proprietary, natural appetite suppressant, available in 3 flavors with a natural water appearance. We initially introduced Skinny Water (R) under the “Jana” brand. However, we now currently offer it under its own brand - “Skinny”. To market this product, we rely on the licenses from Peace Mountain and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. We have reformulated Skinny Water in 3 flavors and launched it in our second quarter of 2007. Skinny Water is being bottled at Adirondacks Beverages in upstate New York, a co-packer of functional beverages. We purchase finished product in 24 bottle cases ready for shipment to retailers and distributors anywhere in the U.S.

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

Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s formula features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite and increase fat burning, without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes Chromate (R)   which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

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

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax (R) in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use Super CitriMax (R) in our Skinny Water products Further; we must purchase quantities of Super CitriMax (R) from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax (R) . Our agreement with Interhealth will continue unless terminated by either party.

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

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,200 stores around the country. The company has initiated contact with several retailers who are reviewing our Skinny Waters . These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets.

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

Significant competitors for Skinny Water in the functional beverage category are product lines sold by Fuze, Enviga, Trimspa, SoBe, and Vitamin Water. Skinny Water will also compete more broadly with all beverages available to consumers. The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

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

Seasonality

Typically in the weight loss industry, revenue is strongest in the first quarter and lowest in the fourth calendar quarter. Typically in the functional water industry, revenue is strongest in the 2 nd and 3 rd quarters of the year. We believe our business experiences seasonality, driven by the predisposition of dieters to initiate a diet and the placement of our advertising based on the price and availability of certain media. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

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

As of December 31, 2007, we had an accumulated deficit of $15,997,534. For the years ended December 31, 2007 and 2006, we incurred losses from operations of $5,698,643 and $2,303,446 respectively. If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2007, our cash and cash equivalents was approximately $14,247. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. For instance, during the 2007 fiscal year, we raised an aggregate amount of $1,188,613 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that net cash on hand as of the date of this report and cash anticipated from operations and to be raised in private placements of our securities will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period twelve months. Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2007, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets .

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

As of December 31, 2007, of the 93,822,225 issued and outstanding shares of our Common Stock, approximately 77,588,556 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a “non-affiliate” of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

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

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Following our name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. Our common stock previously traded on the OTC Bulletin Board under the symbol CEII.OB from June 21, 2006 until December 26, 2006. Previously, our common stock traded on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 491 shareholders of our common stock as of December 31, 2007 holding 93,822,225 common shares.

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

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We have generated revenues of $752,825 for fiscal 2007 and incurred a net loss of $2,303,446 for fiscal 2006 and 5,698,643 for year ended December 31, 2007. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

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

We have also obtained the exclusive rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water (R) .. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people maintain and lose weight when taken in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum quarterly payment of $15,000 specified in the contract.

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

As described in greater detail below under the caption “Liquidity and Capital Resources,” during the twelve months ended December 31, 2007, we have raised a total of $1,188,613 in gross proceeds from private transactions with accredited investors and current or former members of our executive management team.

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

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to our retailers and distributors and is recognized net of discounts. At present, there are no return privileges with our products.

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

Restatement of Consolidated Financial Statements

The Company is filing this Form 10KSB/A to restate its financial statements in order to change its method of accounting for convertible debentures. The Company, after consulting with its independent registered public accounting firm, concluded that the Company should correct an error in the Company’s accounting and disclosures for its convertible debentures and stock options and warrants. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of such securities in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

This Amendment is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at December 31, 2007 and December 31, 2006, and (ii) the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2007, and the notes related thereto. The Amendment will reflect an adjustment to the beneficial conversion feature of certain previously outstanding convertible debentures (the “Debentures”) to give effect to the reduction of the conversion rate in accordance with FAS 84. The effect of this adjustment, as is shown in this Amendment is to debit debt conversion expense in an amount of $3,371,964 and to credit additional paid in capital by $3,371,964. Due to this, the Company’s net loss for 2007 was impacted by $3,371,964. The Company determined that the modification of the Debentures resulted in a fair value of incremental consideration of $3,371,964 based on the difference between the fair value of the common stock underlying the Debentures following the reduction in the conversion rate under FAS 84 and the fair value of the common stock underlying the Debentures with the original conversion terms.

The Company is also reporting in this restatement a credit to its profit and loss statement in the amount of $69,525 in order to properly reflect on its financial statements the stock compensation expense that the Company incurred in fiscal 2007in accordance with SFAS 123R. These changes are shown on its Statement of Operations, as an adjustment to “General and Administrative Expense” by reducing such line item in the net amount of $69,525. This adjustment will also flow through the Statement of Operations as a reduction in “Net Loss from Operations” and “Net Loss” in the amount of $69,525. This adjustment will not impact earnings (loss) per share. In addition, on its balance sheet contained in the Original Filing, the Company will adjust “additional paid-in capital” by a net amount of $69,525. The net increase of $69,525 to additional paid-in capital will flow through the balance sheet as a decrease to “Total stockholders’ deficit” and an increase to “Total Liabilities and Stockholders’ Deficit”.

None of the foregoing adjustments to the Company’s accounting for the Debentures or the options and warrants will affect the Company’s previously reported revenue or cash flows nor will the modifications concerning the Debentures have a net effect on stockholders’ equity.

The restatement will also reflect a reclassification of the Company’s expense incurred in connection with its private placement of securities in 2007. This reclassification consists of a credit to “general and administrative” expense on the Company’s statement of operations of $435,749 and an offsetting debit to additional paid in capital of an equivalent amount. This event will not have a net effect on stockholders’ equity as reported in the Original Form 10-KSB.

Management’s Discussion and Analysis has been revised for the effects of the restatement. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 7, “Financial Statements” of this Form 10-KSB/A.

Management Discussion and Analysis:

Results of Operations: Year Ended December 31, 2007 compared to Year Ended December 31, 2006

For the twelve months ended December 31, 2007, our revenues were $752,825 as compared to $628,380 for the same period last year. This increase in revenues for the twelve months ended December 31, 2007 is due primarily to the increased sales recorded in the fourth quarter of 2007. The increased revenue for 2007 was primarily due to an increased volume of product shipment resulting from the development of the Company’s relationship with Target Corp. and to a lesser extent from new distributor relationships established by the Company during the year. For 2007, Target’s initial sales amounted to $705,993, of which $539,942 of product was shipped in the fourth quarter of 2007. These sales were new sales and offset the termination of the other arrangements that the Company had previously established.

Cost of goods sold was $532,812 for the year ended December 31, 2007 as compared to $576,882 incurred during the same period last year. In addition, we decided to focus on new products during the fourth quarter of the 2007 fiscal year. Marketing and advertising costs were $721,442 for the year ended December 31, 2007 as compared to $ 394,949 for the same period last year, or an increase of 83%. This increase is attributable to product design and increased advertising expenses.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $1,715,218 for the twelve months ended December 31, 2007 as compared to $1,894,768 over the same period in 2006. The decrease was attributed to better management of overhead costs and expenses.

Interest expense was $120,514 for the year ended December 31, 2007 as compared to $32,932 for the same period last year. Debt conversion expense was $3,371,964 for the year ended December 31, 2007 as compared to $0 for the same period last year.

Net loss for the twelve month period was $5,698,643 as compared to $2,303,446 for the same period last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. During the calendar year 2007 the company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933. There were three private offerings made during the year. The first offering had an offering period starting on December 8, 2006 and was completed February 2007 with 10,000,000 shares being offered and an aggregate offering amount of $750,000. The offering raised $482,625 dollars during calendar year 2007 with 6,435,004 shares of common stock being issued. The second offering had an offering period of March 19, 2007 to September 6, 2007; with 13,333,333 shares being offered and an aggregate offering amount of $1,000,000 dollars. The offering raised $502,238 dollars with 6,696,509 shares being issued. The third offering had an offering period starting September 7, 2007 and ending November 7, 2007; with 13,333,333 shares being offered for an aggregate offering amount of $1,000,000 dollars. The offering raised $203,750 with 2,716,666 shares being issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007. Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,081,659 dollars in net proceeds from private placements. Common shares totaling 9,809,332 shares were also issued to shareholders from prior subscriptions in the form of reset shares required by the covenants established in the pervious subscription agreements.

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

There were two holders of notes payable that converted their debt into common shares. On March 23, 2007; principal of $100,000 dollars and $4,274 dollars worth of interest were converted into 2,011,020 shares of common stock. The second conversion took place in two transactions; the first occurred on January 17, 2007 in which fifty-percent of the debt consisting of $ 12,500 dollars in principal and $1,171 dollars in interest were converted into 273,425 shares of common stock. The second transaction occurred during April 12, 2007 in which $12,500 dollars in principal was converted into 250,000 in common shares of stock. Interest of $6,670 was converted to 95,275 common shares on 1/17/07. There were other transactions the converted debt to 14,995 shares of common stock.

In addition, holders of an aggregate principal amount of $2,070,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,755,000 converted such amount into 17,550,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share. During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

The securities sold in the above transactions were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

We believe that net cash on hand as of the date of this Annual Report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of six months. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Item 7:  Financial Statements.

Our audited financial statements for the fiscal year ended December 31, 2007 follows Item 14 of this Annual Report on Form 10-KSB.

Item 8:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A: Controls and Procedures

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

Based upon the evaluation of our disclosure controls and procedures, and in light of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting (as revised),” our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting (as revised)

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are carefully followed.

   The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 14, 2008, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

  Subsequently, management identified the following material weakness in internal control over financial reporting, which existed as of December 31, 2007. In response to a comment letter from the Securities and Exchange Commission relating to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, management determined that its controls over the accounting for (i) the modification of the terms of the conversion rate of certain convertible debentures and (ii) for its employee stock options and common stock purchase warrants were ineffective.

This material weakness is attributed to inadequate training and technical expertise of its accounting personnel with respect to the application of Statement of Financial Accounting Standards Nos. 84 and 123(R), and related accounting guidance, as well as insufficient documentation of policies and procedures.  As a result of this material weakness, the Company’s management concluded that an amendment of the Company’s consolidated financial results for 2007 and 2006 was appropriate. Management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

As described in above, the Company’s management reevaluated the effectiveness of the Company’s internal control over financial reporting and identified certain material weaknesses in internal control over financial reporting as of December 31, 2007. The Company has subsequently taken the following measures, described herein, to remediate the weakness in its internal controls:

●	Engaged a full-time controller with requisite experience to perform month-end reviews and closing processes as well as provide additional oversight and supervision within the accounting department;

●
With the assistance of outside consultants, implemented the necessary training and education to ensure that all relevant employees involved in accounting for convertible securities as well as stock options and warrants understand and apply the appropriate accounting treatment in accordance with the requirements of FAS 84 and 123(R) and related accounting guidance;

●
With the assistance of outside consultants, established written policies and procedures along with control matrices to ensure that account reconciliation and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner; and

●
Separated the functions of our Chief Executive and Chief Financial Officers by appointing a new Chief Executive Officer which enabled our former CEO/CFO to serve solely as our Chief Financial Officer, which provides for improved separation of responsibilities and oversight with respect to our internal accounting function.

As a result of these efforts, the previously identified material weaknesses in internal control over financial reporting have been remediated. We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

 Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2007 that materially affected, or is reasonable likely to materially affect, such internal control over financial reporting.

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

Stock Option Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The Plan will terminate ten years from the date of its adoption by the Board, unless sooner terminated. Our Board of Directors, on October 6, 2006, unanimously approved and recommended for shareholder approval the amendment of the Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under our stock option plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2007 , 12,325,000 options were issued and outstanding.

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

Item 11.  Security Ownership

The following table sets forth the beneficial ownership of our Common Stock as of December 31, 2007, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of December 31, 2007, there were 93,822,225 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers and Directors

Michael Salaman (1) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	10,862,657	11.3%

Donald McDonald (2)
c/o Skinny Nutritional Corporation
3 Bala Plaza East Suite # 117 Bala Cynwyd PA 19004	2,250,000	2.3%

Michael Reis c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	521,125	*

All Directors and Officers as a Group (3 Persons)	13,633,782	13.6

Other Beneficial Owners

Charles Hallinan P.O. Box 915, Bala Cynwyd, PA 19004	5,011,015	5.3%

Yehuda Dachs P.O. Box 495, Lakewood, NJ 08701	7,619,974	7.9%
_____________________
*	Denotes ownership percentage of less than 1%.
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

10.9#	Agreement with Exclusive Beverage Distributors dated March 20, 2006 (filed as Exhibit 10.9 to our Annual Report on Form 10-KSB for the year ended December 31, 2005).

10.10	Separation Agreement between the Company and Christopher Durkin (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2006).

10.11##	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.12	Termination Agreement between the Registrant, Jamnica, d.d. and Jana North America, Inc. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.13	Forbearance Agreement between the Company and Madison Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2007).

10.14##	Distribution Agreement with Geltech LLC dated February 27, 2007. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.15##	Letter Agreement with Pasqual Croce (filed as Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 31, 2007).

21	Subsidiaries of Small Business Issuer (filed as Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Skinny Nutritional Corp
and Subsidiary
December 31, 2007

Contents

Page

Independent Auditor's Report	F-1

Financial Statements

Consolidated Balance Sheet, December 31, 2007	F-2

Consolidated Statements of Operations	F-4
For the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity (Deficit)	F-5
For the Year Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows	F-7
For the Years Ended December 31, 2007 and 2006 and 2005

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skinny Nutritional Corp and Subsidiary
3 Bala Plaza – Suite 101
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

In our report dated April 14, 2008, we expressed a qualified opinion because the Company had not valued their stock options and warrants as described by generally accepted accounting principles and as described in the following paragraph, the Company subsequently identified a misstatement in its annual consolidated financial statement.  Accordingly, management has revised its financial reporting as of December 31, 2007.

In its revised assessment as of December 31, 2007, management has concluded that the controls in place relating to the method of accounting for stock options and warrants and for convertible debt conversions was not operating effectively to provide reasonable assurance that the provisions of FASB Interpretation No. 123R “Share Based Payments” and FASB 84 “Induced Conversions of Convertible Debt” was accounted for correctly.  As a result, on March 30, 2009, the Company approved the restatement of the Company’s previously issued consolidated financial statements for the years ended December 31, 2007 and 2006.  The restatement is described in note 2 to the consolidated financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants
Philadelphia, Pennsylvania

April 14, 2008
(except for note 2, as to which the date is March 30, 2009)

Skinny Nutritional Corp and Subsidiary

Consolidated Balance Sheet

December 31, 2007

ASSETS

	December31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$14,247	$118,683
Cash - escrow, restricted	3,697	56,485
Accounts receivable	401,487	3,406
Inventory	86,575
Prepaid expenses	3,180	46,460
Total current assets	509,186	225,034

FIXED ASSETS
Fixed assets	0	9,973
Accumulated depreciation	0	(3,699)

Total fixed assets	0	6,274

OTHER ASSETS
Security deposits	0	0

TOTAL ASSETS	$509,186	$231,308

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2007	2006
CURRENT LIABILITIES
Current maturities of long term debt	$220,936	$$300,283
Line of credit	340,000	314,533
Accounts payable	642,297	296,596
Accrued expenses	57,500	30,000
Accrued Interest Payable	85,271	118,906
Revolving Line of Credit	317,561
Current portion of convertible notes	310,000	2,515,000
Settlements payable	104,350	180,000

Total current liabilities	2,077,915	3,755,318

LONG TERM LIABILITIES
Long-term debt, net of current portion
Convertible notes payable, net of current portion

Total long term liabilities

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares
authorized, 93,822,225 shares issued and outstanding
at December 31, 2007 and 41,473,328 issued and
outstanding at December 31, 2006	93,822	41,473
Additional paid-in capital	14,334,983	6,733,408
(Deficit) accumulated during the development stage	(15,997,534)	(10,298,891)

Total stockholders’ deficit	(1,568,729)	(3,524,010)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$509,186	$231,308

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

Revenue - net	$752,825	$628,380	$514,146

Cost of goods sold	532,812	576,882	456,270

Gross profit	220,013	51,498	57,876

Expenses
Marketing and advertising	721,442	394,949	1,307,186
General and administrative	1,715,218	1,894,768	1,950,320

Total expenses	2,436,660	2,289,717	3,257,506

Net (loss) from operations	(2,216,647)	(2,238,219)	(3,199,630)

Other income (expense)
Loss from disposition of fixed assets	(9,690)	(114,887)
Other Income	20,172
Interest expense	(120,514)	(32,932)	(230,216)
Debt conversion expense	(3,371,964)	82,592
Total other expenses	(3,481,996)	(65,227)	(230,216)

Income Taxes
Current	-0-	-0-	-0-
Deferred	-0-	-0-	-0-

Total income taxes	-0-	-0-	-0-

Net (Loss)	(5,698,643)	$(2,303,446)	$(3,429,846)
(Loss) per common share	$(.07)	$(.10)	$(.26)

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2007 and 2006

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2005	15,115,000	$15,115	$4,754,303	$	$(7,995,445)

Conversion of convertible debt into
common shares at $.40 per share	302,500	303	120,697

Issuance of common stock
for cash at $.40 per share	687,500	687	274,313

Issuance of common stock
for cash at $.05 per share	8,000,000	8,000	392,000

Issuance of common stock
for cash at $.075 per share	3,558,467	3,558	263,345

Issuance of common stock for
services at $.01 per share	900,000	900	8,100

Conversion of loans into
common shares at $.05
per share	12,840,000	12,840	629,160

Interest shares on above
conversion at $.144 per share	69,861	70	9,990

Warrants issued in exchange
for services			85,200

Options issued in exchange
for services			196,300

Net Loss for year ended
December 31, 2006					(2,303,446)

Balance, December 31, 2006	41,473,328	41,473	6,733,408		$(10,298,891)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	41,473,328	41,473	$6,733,408	$	$(10,298,891)

Issuance of Common Stock for Cash
At .075 Cents per Share less $355,602 in costs for issuing the stock	15,848,179	15,849	816,162

Conversion of convertible debt into
Common shares at $.50 per share	40,000	40	19,960

Conversion of convertible debt into
Common shares at $.10 per share plus debt conversion costs of $3,042,525	17,950,000	17,950	4,819,575

Conversion of convertible debt into
Common shares at $.075 per share plus debt conversion costs of $227,939	3,013,333	3,013	450,926

Conversion of convertible debt into
Common shares at $.05 per share plus debt conversion costs of $101,500	1,600,000	1,600	179,900

Issuance of Common Stock
For Note and Interest	2,629,720	2,630	133,314

Issuance of Common Stock
In Exchange of Services @.075	1,458,333	1,458	107,920

Issuance of Common Stock
Per Reset Agreement	9,809,332	9,809	(9,809)

Options Issued on Exchange of
Services			232,550

Capitalize Inventory Balances			18,604

Warrants Issued for Services			832,473

Net loss for the year ended
December 31, 2007					(5,698,643)

Balance, December 31, 2007	93,822,225	93,822	14,334,983		$(15,997,534)

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,698,643)	$(2,303,446)	$(3,429,846)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		2,740	13,904
Loss from disposition of fixed assets	6,274	114,887
Stock based compensation		9,000
Stock issued for service	109,378
Warrants issued for services	832,473	85,200
Stock options issued for services	232,550	196,300
Debt conversion costs	3,371,964
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(398,081)	68,471	(71,877)
Inventories	(67,971)	193,082	(193,082)
Prepaid expenses	43,280	51,418	(97,878)
Other assets		11,790	(11,790)
Increase (decrease) in:
Accounts payable	345,701	(219,659)	342,588
Accrued expenses	27,500	30,000
Accrued interest	(33,635)	(85,598)	202,134
Settlements payable	(75,650)	180,000

Net cash used in operating activities	(1,304,860)	(1,665,815)	(3,245,847)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets		(3,507)	(121,342)

Net cash used in investing activities		(3,507)	(121,342)

(Continued)

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2007		2006		2005

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from stockholders loans (net)	$		$		$25,324
Contributed capital					906,670
Proceeds (payments) from convertible debenture,
net of conversions		(83,999)		(241,000)	2,636,000
Proceeds (payments) from advances					(507,750)
Issuance of Common Stock for Note and Interest		135,944
Proceeds from notes payable		220,936
Payment from long-term debt		(300,283)		173,747	64,036
Proceeds from Line of Credit		25,467			314,533
Proceeds from Revolving Line of Credit		317,560
Issuance of common stock		832,011		1,834,963	1,830

Net cash provided in financing activities		1,147,636		1,767,710	3,440,643

NET INCREASE (DECREASE) IN CASH		(157,224)		98,388	73,454
Cash and cash equivalents, beginning of period		175,168		76,780	3,326

CASH AND CASH EQUIVALENTS,
END OF PERIOD		$17,944		$175,168	$76,780

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest		$20,035		$32,932	$174,756

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

2.           RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Form 10KSB/A to restate its financial statements in order to change its method of accounting for convertible debentures. The Company, after consulting with its independent registered public accounting firm, concluded that the Company should correct an error in the Company’s accounting and disclosures for its convertible debentures and options and warrants. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of such securities in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

This Amendment is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at December 31, 2007 and December 31, 2006, and (ii) the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2007, and the notes related thereto. The Amendment will reflect an adjustment to the beneficial conversion feature of certain previously outstanding convertible debentures (the “Debentures”) to give effect to the reduction of the conversion rate in accordance with FAS 84. The effect of this adjustment, as is shown in this Amendment is to debit debt conversion expense in an amount of $3,371,964 and to credit additional paid in capital by $3,371,964. Due to this, the Company’s net loss for 2007 was impacted by $3,371,964. The Company determined that the modification of the Debentures resulted in a fair value of incremental consideration of $3,371,964 based on the difference between the fair value of the common stock underlying the Debentures following the reduction in the conversion rate under FAS 84 and the fair value of the common stock underlying the Debentures with the original conversion terms.

The Company is also reporting in this restatement a credit to its profit and loss statement in the amount of $69,525 in order to properly reflect on its financial statements the stock compensation expense that the Company incurred in fiscal 2007in accordance with SFAS 123R. These changes are shown on its Statement of Operations, as an adjustment to “General and Administrative Expense” by reducing such line item in the net amount of $69,525. This adjustment will also flow through the Statement of Operations as a reduction in “Net Loss from Operations” and “Net Loss” in the amount of $69,525. This adjustment will not impact earnings (loss) per share. In addition, on its balance sheet contained in the Original Filing, the Company will adjust “additional paid-in capital” by a net amount of $69,525. The net increase of $69,525 to additional paid-in capital will flow through the balance sheet as a decrease to “Total stockholders’ deficit” and an increase to “Total Liabilities and Stockholders’ Deficit”.

None of the foregoing adjustments to the Company’s accounting for the Debentures or the options and warrants will affect the Company’s previously reported revenue or cash flows nor will the modifications concerning the Debentures have a net effect on stockholders’ equity. The restatement will also reflect a reclassification of the Company’s expense incurred in connection with its private placement of securities in 2007. This reclassification consists of a credit to “general and administrative” expense on the Company’s statement of operations of $435,749

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

2.           RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

and an offsetting debit to additional paid in capital of an equivalent amount. This event will not have a net effect on stockholders’ equity as reported in the Original Form 10-KSB.

Management’s Discussion and Analysis has been revised for the effects of the restatement. The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheets as of December 31, 2007 and 2006 and its consolidated statements of operations and cash flows for the fiscal year ended December 31, 2007:

	December 31, 2007
	As previously reported (1)(2)	Adjustment	As restated
Consolidated Balance Sheet Data
Cash and cash equivalents	$15,043	$(796)	$14,247
Prepaid Expense	23,795	(20,615)	3,180
Total Current Assets	530,597	(21,411)	509,186
Total Assets	530,597	(21,411)	509,186
Accounts Payable	610,256	32,041	642,297
Settlements payable	120,000	(15,650)	104,350
Total Current Liabilities	2,060,815	17,100	2,077,915
Common Stock	94,972	(1,150)	93,822
Additional Paid in Capital	11,502,446	2,832,537	14,334,983
(Deficit) accumulated during the development stage	(13,127,636)	(2,869,898)	(15,997,534)
Total stockholders' deficit	(1,530,218)	(38,511)	(1,568,729)
Total Liabilities and Stockholders' deficit	530,597	(21,411)	509,186

Consolidated Statement of Operations
Cost of Goods Sold	$530,312	$2,500	$532,812
Gross Profit	222,513	(2,500)	220,013
General and Administrative	2,220,492	(505,274)	1,715,218
Total Expenses	2,941,934	(737,824)	2,436,660
Net (Loss) from operations	(2,719,421)	735,324	(2,216,647)
Interest Expense	119,806	708	120,514
Debt conversion expense	-	3,371,964	3,371,964
Total other expenses	109,324	(3,823,870)	(3,714,546)
Net (Loss)	(2,828,745)	(2,869,898)	(5,698,643)
(Loss) per common share	(0.03)	(0.04)	(0.07)

Consolidated Statement of Cash Flows
Cash flows from operating activities
Net Loss	$(2,828,745)	$(2,869,898)	$(5,698,643)
Warrants issued for service	768,505	$63,968	832,473
Stock options issued for services	366,043	$(133,493)	232,550
Debt conversion costs	-	$3,371,964	3,371,964
Prepaid Expenses	22,665	$20,615	43,280
Accounts payable	313,660	$32,041	345,701
Accrued interest	(34,343)	$708	(33,635)
Settlements payable	(60,000)	$(15,650)	(75,650)
Net cash used in operating activities	(1,511,435)	$206,575	(1,304,860)
Cash flows from financing activities
Proceeds (payments from convertible debenture), net	(20,000)	$(63,999)	(83,999)
Issuance of common stock	1,188,063	$(356,052)	832,011
Net cash provided in financing activities	1,355,007	$(207,371)	1,147,636
Net Increase (Decrease) in Cash	(156,428)	$(796)	(157,224)
Cash and cash equivalents, end of period	18,740	$(796)	17,944

(1) Amounts reflect correction of prior year's amounts related to debt conversion costs as noted below.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

2.           RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

(2) In accordance with the Financial Accounting Standards Board, Statement No. 84, “Induced Conversion of Convertible Debt” (an amendment of APB Opinion No. 26). The related discussion of the Company’s results of operations has been corrected to reflect the Company’s accounting for convertible debentures converted into common stock. The Company originally expensed the convertible debenture at original cost without taking into consideration any additional debt conversion expense attributed to the difference between the original conversion price and the modified conversion price. Upon reviewing FASB No. 84, the Company adjusted its consolidated financial statement of prior years to properly apply the provisions of FASB No. 84. In addition, the Company also restated its financial statements to properly reflect the valuation of stock options and warrants in accordance with FAS 123(R). The company originally accounted for the stock options and warrants based fair market value method. The company also reflected changes that were deemed immaterial for comparative purposes.

3.	GOING CONCERN

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Basis of Consolidation

The consolidated financial statements include the accounts of Skinny Nutritional Corp. (formerly Creative Enterprises International, Inc. and Creative Enterprises, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to our retailers and distributors and is recognized net of discounts. At present, there are no return privileges with our products.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash – Restricted

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

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”). FAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS 123 (R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period). equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

6.     RELATED PARTY TRANSACTIONS

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

As of December 31, 2007, we compensate our Chairman at a rate of $12,500 per month and our Chief Executive Officer at the rate of $11,667 per month based on a consulting arrangement. We have not entered into a written agreement with these persons. The Chief Executive Officer and Chairman receive an automobile allowance of $700 dollars.

7.     PENDING CLAIMS

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

8.     CONVERTIBLE DEBENTURES

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

In addition, holders of an aggregate principal amount of $2,070,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter, holders of principal of $1,755,000 converted such amount into 17,550,000 shares of common stock. Also in the first quarter one debt holder converted $20,000 in debt to 40,000 shares of common stock. In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000 dollars. During the fourth quarter an additional conversion of $188,333 in principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 a share . During December 2007, in a fourth conversion 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share. One investor was paid $20,000 dollars in principal and $4,000 dollars in interest to retire his debenture. In addition, we issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainders are exercisable at $0.50 per share. All warrants expire three years from the date of issuance.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

8.     CONVERTIBLE DEBENTURES (Continued)

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

9.     SALE OF EQUITY SECURITIES

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. During the calendar year 2007 the company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933. There were three private offerings made during the year. The first offering commenced in December 2006 and expired in March 2007, with 10,000,000 shares being offered and an aggregate offering amount of $750,000. The offering raised $482,625 during calendar year 2007 with 6,435,004 shares of common stock being issued. The second offering commenced in March 2007 and expired in September 2007; with 13,333,333 shares being offered for an aggregate offering amount of $1,000,000 dollars. We received proceeds of $502,238 with 6,696,509 shares being issued. The third offering commenced in September 2007 and ended in November 2007; with 13,333,333 shares being offered for an aggregate amount of $1,000,000 dollars. We received proceeds of $203,750 in this offering with 2,716,666 shares being issued. There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007. Selling agents received $106,954 dollars in commissions for private placement of common shares leaving the company with $1,081,659 in net proceeds from private placements. A total of 9,809,332 shares of common stock were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the pervious subscription agreements.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

10.     LINE OF CREDIT

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We were obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date we have been in discussions with the bank to extend the term of the loan. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. At December 31, 2007, the outstanding loan balance was $340,000.

11.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2007 and 2006.

	2007		2006
Notes payable to an individual unsecured,
payable on demand, including interest
at 12% due September 1, 2008		$205,936	$145,283

Notes payable to accredited investor,
convertible into shares of the
Company’s stock at $.05 per share
interest at 10% annum converted
January 2007	$		$125,000

Note payable, convertible into the
Company’s stock unsecured,
interest at 10% per year, due 2/07		$15,000	$30,000
Subtotal		$220,936	$300,283
Less current		220,936	300,283
Total		$0	$0

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

12.   LONG-TERM DEBT (Continued)

Skinny Nutritional Corp, Inc. and Subsidiary paid interest of $20,035 and $27,551 for the years ended December 31, 2007 and 2006, respectively.

13.   LICENSING AND AGREEMENTS

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

14.   CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

15.   INCOME TAXES

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

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards

16.   STOCKHOLDERS' EQUITY

At December 31, 2007, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at December 31, 2007 were 93,822,225.

17.   STOCK OPTIONS

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

On January 18, 2002, the Company granted stock options exercisable for 450,000 shares of its common stock. These options were issued without cash consideration. All the options were exercisable immediately at .50 per share. 300,000 options were later returned to the Company and cancelled. The remaining 150,000 options expired in December 2007.

On October 12, 2006, the Company granted 10,500,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life. 1,300,000 of the options were granted for prior services and vested immediately. The remaining 9,200,000 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested. As of December 31, 2007, 7,500,000 options were returned to the Company and cancelled.

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company’s Chairman under the same terms as the October 6, 2006 grant where 20% of the options vest immediately and 20 % on each anniversary date for the next 4 years. The exercise price of these options is .25 cents a share.

On November 28, 2007, the Company granted 6,325,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life. 1,581,250 of the options were granted for prior services and vested immediately. The remaining 4,743,750 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested .

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

As of December 31, 2007, there were 12,325,000 options issued and outstanding under the plan.

Expected volatility	137.12% to 141.05%
Expected dividends	0%
Expected terms	5 years
Risk-free rate	3.5% to 4.76%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

17.   STOCK OPTIONS (Continued)

A summary of option activity as of December 31, 2007.

			Weighted-
		Weighted-Average	Average Remaining
Options	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2006	150,000	$0.50	8
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17	7
Granted	9,325,000	.14	10
Exercised
Forfeited or expired
Outstanding at December 31, 2007	12,325,000	0.14	10

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested	600,000
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	2,400,000	0.17

Granted	9,325,000	0.13
Vested	(2,781,250)	0.14
Forfeited

Non-vested at January 1, 2008	8,943,750	0.13

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

17.   STOCK OPTIONS (Continued)

There was $1,153,950 of unrecognized compensation cost related to the non-vested stock granted under the plan as of December 31, 2007. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (October 12, 2006 through November 28, 2012).

In January 2007, 150,000 stock options issued in January 2002 expired. On March 26, 2007, 4,000,000 options expired from terminated employees.

18.   STOCK PURCHASE WARRANTS

In March 2004, the company granted 1,000,000 warrants to purchase its common stock for a purchase price of $.20 cents per share to an investor in connection with an investment in the company. The warrants grant the holder the right to purchase common stock from the date of the grant to March 2012. Subsequently these warrants were surrendered and reissued to five new investors. In February 2005, and additional 100,000 warrants were granted to a distributor for a purchase price of $.40 cents as an incentive to enter into an exclusive marketing agreement for New York. The warrants can be exercised at the purchase price of $.40 cents any time from the date of the grant through February 2010.During November and December 2005 the company granted 512,500 warrants to investors who purchased common shares through a private placement of common stock. These warrants are exercisable for a period of five years with an exercise price of ..75 cents.

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

19.   LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of December 31, 2007 and 2006 issued 12,325,000 options and 9,814,890 warrants which would have an antidilutive effect on earnings.

	December 31,
	2007	2006
Loss from continuing operations available
to common stockholders	$(5,698,6434)	$(2,303,446)

Weighted average of common shares outstanding
used in earnings per share during the period	82,706,893	22,634,500

Loss per common shares	$(.07)	$(.10)

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007

20.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

21.   SUBSEQUENT EVENTS

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

Date: March 31, 2009	SKINNY NUTRITIONAL CORP.

	By:	/s/ Ronald Wilson
Ronald Wilson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald Wilson	Chief Executive Officer, President and Director	March 31, 2009
Ronald Wilson

/s/ Donald J. McDonald	Chief Financial Officer and Director	March 31, 2009
Donald J. McDonald

/s/ Michael Salaman	Chairman of the Board of Directors	March 31, 2009
Michael Salaman

/s/ Michael Reis	Director	March 31, 2009
Michael Reis