Form 10-K
period 2008-12-31
Skinny Nutritional Corp.
filed 2009-04-07
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K    (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008): $46,273,111.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On March 31, 2009 there were 219,541,579 shares outstanding of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

ii

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

Business Development

Skinny Nutritional Corp. (“Skinny”), formerly known as Creative Enterprises International, Inc., is the exclusive worldwide licensee of several trademarks for the use of the term “Skinny.” We are developing and marketing a line of functional beverages, all branded with the name “Skinny” that are marketed and distributed primarily to calorie and weight conscious consumers. Our business strategy is to develop a variety of functional beverages utilizing our licensed Skinny trademarks. These trademarks include Skinny Water®, Skinny Tea®, Skinny Shakes®, Skinny Java® and others.  In 2004 we began implementing our business plan of marketing and distributing Skinny Water as a dietary supplement. As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to assist consumers in their weight-management efforts.

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

For our 2008 fiscal year, we generated revenues of $2,179,055 and incurred a net loss of $6,232,123, of which $2,824,252 was non-cash related. Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. Starting in our 2006 fiscal year, we have been able to devote our resources to product development, marketing and sales activities regarding our line of Skinny beverages, including the procurement of a number of purchase orders from distributors and retailers. This trend continued in our 2008 fiscal year.

Business Overview

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced functional beverages. Enhanced functional beverages have been leading the growth of beverage consumption in the United States.

Our Skinny Water product, which we originally introduced in 2005, has been reformulated to include six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Passionfruit Lemonade, Goji Fruit Punch and Orange Cranberry Tangerine).  We expect to launch Skinny Teas and new packaging SKUs in 2009.

Our current business strategy is to develop Skinny Water® product extensions and maintain our current national distribution relationship with Target Corporation, focus in establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams, in-store advertisements, retail-centered promotions, as well as building a national sales and distribution network to take our products into retail and direct store delivery (DSD) distribution channels.

Our principal executive offices are located at 3 Bala Plaza East, Suite 101, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

General Business Developments in 2008

Financing Activities

As previously reported, we commenced a private offering  of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $3.05 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition, as previously reported, commencing in November 2008, we conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which we sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds raised in the November Offering were $1,867,690 and the subscribers purchased an aggregate of 31,128,167 shares of common stock. The Company intends to use the net proceeds from the November Offering of approximately $1,800,000 for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition to these transactions, the Company sold an aggregate of $175,000 of shares of its common stock to three individual accredited investors in private sales and issued these investors a total of 3,541,667 shares of common stock. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

Advisory Board

 On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. As described below, in December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. Subsequently, we also granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

Management Changes

On December 1, 2008, we entered into an employment relationship with Mr. Ronald D. Wilson, who will serve as the President and Chief Executive Officer of the Company effective immediately. Contemporaneously with Mr. Wilson’s appointment as the President and Chief Executive Officer of the Company, the Board elected Mr. Wilson to serve on the Company’s Board of Directors for a period of one year or until his successor is elected and qualified. Mr. Wilson was appointed to replace Mr. Donald McDonald as the Company’s President and Chief Executive Officer. Mr. McDonald will continue to serve on the Company’s Board of Directors and as the Company’s Chief Financial Officer. Pursuant to an offer letter Mr. Wilson entered into with the Company, the Company will pay and provide the following compensation to Mr. Wilson: (a) base salary of $150,000 per annum; (b) grant of 2,000,000 shares of restricted common stock; (c) grant of warrants to purchase 2,000,000 shares of common stock which shall be immediately exercisable on the date of grant for a period of five years at an exercise price equal to the closing price of the Company’s common stock on the date of grant; (d) subject to the approval of the Company’s stockholders of a new equity compensation plan, options to purchase 2,000,000 shares of common stock, exercisable for a period of five years and which options will vest in full on the first anniversary of the grant date and have an exercise price equal to the fair market value of the Company’s common stock, as determined in accordance with the new equity compensation plan, on the date that such plan is approved by the Company’s stockholders; (e) a car allowance of $700 per month; (f) reimbursement of health benefits or cash equivalent in an amount not to exceed $1,000 per month; and (g) $2,000 per month for a rental lease for housing for 1 year period.

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

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be “skinny”. According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe our products are well positioned to attract both types of dieters.

Our products compete in the dietary supplement market and in the case of Skinny Water also as functional beverages. The functional beverage market includes a wide variety of beverages with one or more added ingredients to satisfy a physical or functional need. This category includes: vitamin and herbal enhanced flavored waters, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. These industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. We investigate means of reducing our product cost, with no impact on product integrity, to enable us to reduce the impact of these expenses on our revenues.

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

Our Products

Our line of products currently consists of six flavors of Skinny Water. Skinny Water, which was introduced in 2005, has been reformulated and was launched in our second fiscal quarter of 2007. The company intends to market additional “Skinny” beverages in the future, when it believes that market conditions are favorable.

Skinny Water®

We originally formulated Skinny Water as water containing a proprietary, natural appetite suppressant, available in 3 flavors with a natural water appearance. We initially introduced Skinny Water® under the “Jana” brand. However, we now currently offer it under its own brand - “Skinny”. To market this product, we rely on the licenses from Peace Mountain and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water.

In June of 2008 we launched the most recent formulations of Skinny Water as an extension to the original product line. The new products are currently available in six flavors, each being a natural color, natural flavored, nutritionally enhanced beverage with zero calories, zero sugar and zero sodium. Rather than focus on appetite suppression, these new products are designed as a calorie-free alternative to other currently available enhanced beverages. These products contain no caffeine or ephedrine and are also preservative free. A great amount of research and development was put into perfecting the taste.  Each flavor is fortified with a different vitamin and antioxidant package and every beverage contains calcium, potassium and EGCG.

Skinny Water is currently being bottled using a hot-fill method at 2 locations, Union Beverage in Union NJ and Cliffstar Corporation in Fontana, CA. This bicoastal arrangement was set up to shorten shipping times to our distributors. We will be looking for additional bottlers to attain the most efficient delivery to our distributors.  We currently bottle our product in 12 bottle cases.

Our Raspberry Pomegranate Skinny Water product includes the dietary ingredient, “SuperCitriMax,” which is available for use in beverages and foods in the U.S. and a number of other countries. Super CitriMax has been affirmed GRAS (Generally Recognized as Safe) for use in functional beverages by the Burdock Group, a toxicology specialist that evaluates the safety of food and beverage ingredients. This process involved an intensive review of all safety and toxicology data by a panel of scientific experts. (Source: Interhealth Nutraceuticals, Inc.). Further, human clinical studies of Super Citrimax, conducted through Georgetown University Medical Center resulted in findings that included, weight loss, reduction in appetite, and an increase in fat burning and metabolism when used in conjunction with diet and exercise. The results of their findings are published in the peer-reviewed journal, Nutrition Research (24(1): 45-58, 2004). This product also includes ChromeMate (R)   which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

On August 1, 2004 we entered into a three year license agreement with Peace Mountain Natural Beverages Corporation pursuant to which we license the exclusive right to bottle and distribute the “Skinny Products” worldwide. Under this agreement, Skinny Products include “Skinny Water”, “Diet Water”, “Skinny Tea”, “Skinny Juice” and “Skinny Shake”. Skinny Water’s proprietary formula has an all-natural appetite suppressant that helps people control appetite when taken in conjunction with diet and exercise. Pursuant to this agreement, we must utilize only ingredients that are generally recognized as safe and must use concentrate and formulations agreed to by Peace Mountain. Our license agreement with Peace Mountain Natural Beverages Corporation is for a three year term and originally provided that it will automatically renew for additional one year periods unless terminated, provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment. We have spent significant resources building the Skinny Water brand name, which we license in perpetuity under this agreement.

On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages Corporation. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the company’s royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Skinny’s rights to the trademarks are in perpetuity as long as it satisfies the quarterly minimum payment of $15,000. As described below under the caption “Legal Proceedings”, in 2008 we commenced an arbitration proceeding with Peace Mountain to clarify certain aspects of this license agreement under the auspices of the American Arbitration Association.  The Company believes that this proceeding will result in a more definitive agreement for the future and is currently in discussions with Peace Mountain in an effort to complete a new agreement to govern their relationship.

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax®) in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use Super CitriMax®) in certain of our Skinny Water products. We must purchase quantities of Super CitriMax®) from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®). Our agreement with Interhealth will continue unless terminated by either party.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include enhanced waters, Teas, Shakes and Javas. We are also researching the new, all natural sweetener derived from Stevia as an additional zero calorie sweetener to use in our products.

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. We will use a combination of sampling, radio, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure to its brand and that retailer’s focus on effective shelf and display merchandising in order to yield increased revenue per shopping customer.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,625 stores nationally. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have contracted with 32 DSDs in 19 states in the U.S. Currently we have been authorized to sell Skinny products in all ACME Markets, Giant of Carlisle, select Shop Rite stores and select Walgreen stores.  Skinny products are now sold in over 2,000 stores.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have contracted with 32 DSDs in 19 states in the U.S., of which 12 are in the Anheuser Busch network.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

We also distribute our products directly to select national retail accounts based on purchase order relationships. DSDs will distribute to grocery, convenience, health clubs, retail drug, and health food establishments. We will contract with independent trucking companies to transport the product from contract packers to distributors. Distributors will then sell and deliver our products directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with the products. Distributors are responsible for merchandising the product at store level. We are responsible for managing our network of distributors and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

Sources and Availability of Raw Materials; Manufacturing

We exclusively license a variety of trademarks from Peace Mountain and some of the ingredients that make up our formulas from Interhealth. We license Skinny Water from Peace Mountain on an exclusive basis and we purchase supplies of Super CitriMax and Chromemate from Interhealth on a non-exclusive basis. Super CitriMax and Chromemate are utilized in Skinny Water. Skinny Water requires bottles, labels, caps, water, and other nutraceutical ingredients from reliable outside suppliers, including Super CitriMax and Chromemate. We fulfill these requirements through purchases from various sources, including purchases from Interhealth. Other than Super CitriMax and Chromemate, we believe there are adequate suppliers of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. Since Super CitriMax is only available from Interhealth, the termination of that agreement may have a materially adverse impact on our business and results of operations. We also expect the above referenced supplies to experience price fluctuations. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation.

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers (also sometimes referred to herein as co-packers). Our bottle products are hot filled, we purchase certain raw materials such as concentrates, flavors, supplements, bottles, labels, trays, caps and other ingredients. These raw materials are delivered to our third party co-packers. We currently use two independent contract packers known as co-packers to prepare, bottle and package our bottle products. Once the product is manufactured, we purchase and store the finished product at that location or in nearby third party warehouses.

The co-packers assemble our products and charge us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Skinny Water is currently being bottled at 2 locations, Union Beverage in Union NJ and Cliffstar Corporation in Fontana, CA. This bi-coastal arrangement was set up to shorten shipping times to our distributors. We will be sourcing additional bottlers in different areas of the country to attain the most efficient delivery to our distributors.  We currently bottle our product in 12 bottle cases. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers.

We will review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. We experienced increases in co-packing fees for 2008 primarily related to a change from cold-fill packing to hot-fill packing, which is a more costly manufacturing process. While we expect increases in our costs of raw materials to continue in 2009, we believe we may see some stabilization or decreases in our co-packing fees as a result of expected volume increases.

Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient has several reliable suppliers; however, as described above, we rely on InterHealth Nutraceuticals for Super CitriMax and Chromemate.  Other ingredients, such as our vitamin packages, antioxidant packages and flavorings come from third party suppliers.  Although, these supply arrangements are subject to interruption based on, for example, market conditions, our suppliers have given us assurances that our supply will not be interrupted. We are in the process of negotiating a supply contract with an additional vendor in order to assist us in forecasting and hedging our needs for the future.

We believe that as we continue to grow, we will be able to keep up with increased production demands. We believe that our current co-packing arrangements have the capacity to handle increased business we may face in the next twelve months. To the extent that any significant increase in business requires us to supplement or substitute our current co-packers, we believe that there are readily available alternatives, so that there would not be a significant delay or interruption in fulfilling orders and delivery of our products. In addition, we do not believe that growth will result in any significant difficulty or delay in obtaining raw materials, ingredients or finished product.

Currently, we purchase our proprietary flavor concentrates from a third party flavor house, Wild Flavors. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

The prices of raw materials continued to increase in 2008. These increased costs, together with increased costs primarily of energy, gas and freight resulted in increases in certain product costs which exerted pressure on our gross margins in 2008. We are still subject to freight surcharges in addition to these agreements, but anticipate a stabilization or reduction of these costs in 2009 due to lower fuel prices.

Quality Control

Our products are made from high quality ingredients and natural flavors. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

For every run of product, our contract packer undertakes extensive on-line testing of product quality and packaging. This includes testing levels of sweetness, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract packer must transmit all quality control test results to us for reference following each production run.

Testing includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. The water used to produce our products is filtered and is also treated to reduce alkalinity. Flavors are pre-tested before shipment to contract packers from the flavor manufacturer. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our product through a program for stringent contract packer selection, training and communication.

Competition

The market for functional beverages is highly competitive. In order to compete effectively, we believe that we must convince independent distributors that our products have the potential to be a leading brand in the segments in which we compete. Pricing of the products is an important component of our competitive strategy. We will seek to ensure that the price for our products is competitive with the other products with which we compete.  We compete with other companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of whom also distribute other brands with which our products compete. The principal methods of competition include product quality, trade and consumer promotions, pricing, packaging and the development of new products. We expect our distributors to assist us in generating demand for our products.

We believe that the principal competitive factors in the functional beverage and weight loss market are:

●	brand recognition and trustworthiness;
●	functionality of product formulations;
●	distribution;
●	shelf space;
●	sponsorships;
●	product quality and taste;
●	pricing;
●	new flavors and product development initiatives;
●	attractive packaging; and
●	the ability to attract and retain customers through promotion and advertising.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Significant competitors for Skinny Water in the functional beverage category are product lines such as Vitamin Water, Fuze, Enviga, SoBe, Life Water, Function and Celsius.  The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

Based on these key competitive factors, we believe that we can compete effectively in the enhanced beverage industry. We, however, have no control over how successful competitors will be in addressing these factors. By focusing our marketing and promotion of Skinny Water as a zero calorie, sugar, sodium and preservative-free alternative, we believe that we have a competitive advantage in our market.

Research and Development

We undertake research and development activities in order to monitor developments within the dietary supplement and functional beverage industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and working with our suppliers. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term. Throughout we will focus our efforts on Skinny Water, Skinny Teas, Skinny Java and Skinny Shakes.

Proprietary Rights, Brand Names and Trademarks

We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. We license the trademarks “Skinny Water,” “Skinny Tea,” “Skinny Juice,” “Skinny Shake,” and “Diet Water” from Peace Mountain Natural Beverages. We license the trademark “Super CitriMax Clinical Strength” from Interhealth Nutraceuticals. The terms of our trademark licenses are discussed under the caption “Our Products.” The proprietary rights to our products are held by the manufacturer and are licensed to us for purposes of bottling and distribution.  Since we are not the owner of these rights, our ability to continue using them is subject to the terms and conditions of the license agreements we have entered into with the licensors. The termination of our license agreements with Peace Mountain and Interhealth would likely have a material adverse effect on our consolidated financial position and results of operations.  We have spent significant resources building the Skinny Water brand name, which we license in perpetuity, subject to our agreement with Peace Mountain. We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers.

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

We are subject to the food labeling regulations required by the Nutritional Labeling Education Act of 1991 (“NLEA”). These regulations require all companies which offer food for sale and have annual gross sales of more than $500,000 to place uniform labels in specified formats disclosing the amounts of specified nutrients on all food products intended for human consumption and offered for sale. This regulation would apply to all of our products. The FFDCA contains exemptions and modifications of labeling requirements for certain types of food products, such as with foods containing insignificant amounts of nutrients. The FFDCA also establishes the circumstances in which companies may place nutrient content claims or health claims on labels.

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

FDA has already stated in a Courtesy Letter dated September 22, 2005, that the use of the term “water” in the name of our “Skinny Water” product appears to cause our product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. A “Courtesy Letter” is the term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. We disagree with the position taken by FDA that Skinny Water is “bottled water,” a conventional food. In response to the Courtesy Letter, we submitted a written response to FDA stating our position and have not received a reply from FDA to our response.

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

In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. The FTC has specifically launched a nationwide law enforcement sweep called “Project Waistline” against companies making false and/or unsubstantiated weight loss claims. The initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, and encourage media outlets not to carry advertisements containing bogus weight loss claims and to educate consumers to be on their guard against companies promising weight loss without diet or exercise. These enforcement actions have often resulted in consent decrees and the payment of substantial civil penalties and/or restitution by the companies involved. Since we market a dietary supplement product, there can be no assurance that FTC (or FDA) will not investigate our products. Should FTC choose to investigate, we have no assurance that the company’s substantiation evidence for the claims made on Skinny Water or on any other of our products will be adequate and as a result enforcement actions/remedies could ensue.

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

Seasonality

Typically in the functional water industry, revenue is strongest in the 2nd and 3rd quarters of the year. Although our business experiences fluctuations in sales due to seasonality, we have added distributors in more temperate climates, such as California and Arizona, in an effort to mitigate some of the seasonality in our revenues. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Number of Employees

As of December 31, 2008, we had a total of fifteen employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

Item 1A. Risk Factors.

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

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2008, we had revenues of $2,179,055 as compared to revenues of $752,825 for the year ended December 31, 2007. There can be no assurance that we will be able to continue to generate revenues or that we will  be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain operations.

As of December 31, 2008, we had an accumulated deficit of $22,229,657, of which $14,234,212 is directly related to the development of Skinny Nutritional products. For the years ended December 31, 2008 and December 31, 2007, we incurred losses from operations of $6,232,123 and $5,698,643, respectively. If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2008, our cash and cash equivalents was approximately $236,009. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that net cash on hand as of the date of this report and cash anticipated from operations will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months, without raising additional capital from the sale of our securities. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business.

Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2008, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $350,000. We have applied these funds to satisfy our obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We were obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan had been extended to March 20, 2009 and we are currently negotiating the repayment terms of the outstanding balance due on this loan with the bank.  The current balance on the loan is $162,500. No assurances, however, can be given that the bank will continue to extend the term of this loan for any specific duration, if at all.

We entered into a secured financing arrangement based on our accounts receivable and if we are unable to make the scheduled payments on this facility or maintain compliance with other contractual covenants, we may default on this agreement.

On November 23, 2007, we entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement initially provided for an initial funding limit of $300,000 and subsequently our borrowing limit was increased to $750,000. On November 23, 2007 we received an initial funding through this arrangement of $124,269 and as of the date of this report, we have no balance outstanding under this arrangement. Under this arrangement, all accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. In addition, upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide UCF with the required written notice.  We are currently negotiating with the lender for more favorable terms.  In case of an uncured default, the following actions may be taken against us:

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

The production, marketing and sale of our beverages and dietary supplement product, including contents, labels, caps and bottles, and claims made for our products are subject to the rules and regulations of various federal, provincial, state and local health agencies, including the U.S. Food and Drug Administration and the Federal Trade Commission. If a regulatory authority or any state attorney general were to find that a current or future product or production run is not in compliance with any of these regulations or that any of the claims made for our products are false, misleading or not adequately substantiated, we may be fined, production may be stopped or we may be forced to make significant changes to the products or claims made for them, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. The rules and regulations of FDA, FTC and other federal, provincial, state and local agencies are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for dietary supplements is also highly competitive and our competitors in the functional beverage segment include well known brands such as Glaceau Vitamin Water® and SoBe Life Water®. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

We must engage distributors to sell our products principally to major retailers and chains including supermarkets, drugstores and convenience stores. We also have distribution arrangements with retail accounts, including Target, to distribute our products through their venues. These relationships are typically on a purchase-order basis. We do not have any relationships with distributors that are subject to significant minimum purchase commitments. Accordingly, we cannot assure any given level of performance by our distributors and we do not have any assurance that these accounts will result in recurring orders. The poor performance of our distributors, retailers or chains or our inability to collect accounts receivable from our distributors, retailers or chains could materially and adversely affect our results of operations and financial condition. Further, these arrangements are terminable at any time by these retailers or us.

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

A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition and consolidated results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers. In addition, if we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. In general, our margins are lower on our sales to these customers because of these pressures. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin. Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our “direct to retail” accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We will rely heavily on independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Although we had established relationships with distributors in a number of markets across the United States for our products, we currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. Further, these agreements typically may be terminated at any time generally with a termination fee. Therefore, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

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

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors typically order products from us on a recurring basis in quantities based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. However, we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

We rely on third-party bottles, which could result in inefficiencies in our management of our marketing and distribution efforts.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers.   As a consequence, we depend on third parties to produce our beverage products and deliver them to distributors. Our ability to attract and maintain effective relationships with these parties for the production and delivery of our products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for bottlers’ business is intense and this could make it more difficult for us to obtain new or replacement bottlers, or to locate back-up bottlers, in our various distribution areas, and could also affect the economic terms of our agreements with them. Our bottlers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract bottlers or establish satisfactory relationships with new or replacement parties. The failure to establish and maintain effective relationships with bottlers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, a disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could adversely affect our revenues.

In addition, to the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain profitable relationships with those distributors and key accounts.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, bottles, labels, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.  Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced.  Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.  We generally do not use hedging agreements or alternative instruments to manage this risk.

We rely upon our ongoing relationships with our key flavor suppliers.  If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Generally, flavor suppliers hold the proprietary rights to their flavors.  Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. Industry-wide shortages of certain juice concentrates, supplements and sweeteners have been, and could, from time to time in the future, be experienced.  Such shortages could interfere with and/or delay production of certain of our products.  If we have to replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers which could have a material adverse effect on our results of operations.

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

Our Skinny Water product is available to us through our license agreement with Peace Mountain. Peace Mountain holds the proprietary rights to the Skinny Water brand and grants us the exclusive right to distribute the Skinny Water product pursuant to the terms of an exclusive license agreement. Our Skinny Water product is an important element of our business strategy and we expect to derive a substantial amount of business from this product. We cannot provide assurance that we will achieve expected sales levels from this relationship. Under the Company’s current agreement with Peace Mountain, we have a minimum royalty obligation based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our rights to the trademarks are in perpetuity as long as we satisfy the quarterly minimum payment of $15,000. We have spent significant resources building the Skinny Water brand which we license in perpetuity under our agreement wit Peace Mountain. Our licensors may terminate their agreements with us due to our failure to comply with its contractual obligations. If Peace Mountain terminates the agreement, we will not be able to successfully market Skinny Water and our business, financial condition, results of operations and cash flows will be significantly harmed.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners (including packagers), contract manufacturers, independent distributors and retailers to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

The global economic crisis may adversely impact our business and results of operations.

The beverage industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets as a result of the global economic crisis have adversely impacted the U.S. market. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. We also may be unable to access credit markets on favorable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, the credit status of our customers could be impacted, collectibility of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

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

As of December 31, 2008, of the 195,503,3137 issued and outstanding shares of our Common Stock, approximately 96,444,684 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a “non-affiliate” of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

As of December 31, 2008, there were outstanding and immediately exercisable options to purchase 7,530,000 shares of Common Stock and other warrants to purchase 15,713,723 shares of Common Stock. The shares underlying warrants (including the warrants that are granted upon conversion of the debentures) represent approximately 8% of our common stock, and the shares underlying our currently outstanding options represent approximately 4% of our common stock. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

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

Item 1B. Unresolved Staff Comments

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 2:  Description of Property

During the 2008 fiscal year our corporate offices were located at 3 Bala Plaza East, Suite 117, Bala Cynwyd, Pennsylvania. On January 9, 2009, we entered into a sublease with Hallinan Capital Corp. for approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004. The premises will serve as the Company’s new corporate headquarters. The sublease expires two years following the commencement date and will terminate on such expiration date provided that either party gives six months notice of its intention to terminate the lease to the other party. In the event that neither party provides such notice, the sublease will continue on a month to month basis, with either party having the right to terminate at any time upon the provision of six months written notice. The sublease will, however, terminate without regard to such notice provisions upon the expiration or termination of the lease under which the premises have been sublet to the Company. The sublease calls for monthly payments of $5,192.25 from the commencement date and through October 2009. Thereafter, the rent due under the sublease will be increased by $1,978 per annum.

Item 3:  Legal Proceedings

Except as described below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On March 24, 2008, the Company requested arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. The arbitration will be administered by the American Arbitration Association in Providence, R.I. The items in question are the timing of payments to Peace Mountain, the approval process for the use of trademarks, the approval process for formulas and the protection of trademark rights in foreign countries. The Company feels that this arbitration will result in a more definitive agreement for the future. The Company is currently in discussions with Peace Mountain to complete this agreement.

On or about June 30, 2008, the Company filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against ROGO Capital, LLC (“ROGO”), FINRA Case No. 08-02163, alleging breach of contract and fraud claims concerning ROGO’s alleged misrepresentations made in connection with the Company’s retention of ROGO to serve as its placement agent and ROGO’s alleged non-performance under the placement agreement.  ROGO disputes these claims and in response, on or about September 4, 2008, ROGO filed a counterclaim in the FINRA arbitration against the Company alleging breach of the placement agreement and claiming damages of approximately $241,000.  The Company disputes ROGO’s allegations and is vigorously defending the counterclaim.  The parties are now engaged in discovery.  The FINRA arbitration hearing on the dispute is scheduled to begin on July 13, 2009.

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

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Following our name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. Our common stock previously traded on the OTC Bulletin Board under the symbol CEII.OB from June 21, 2006 until December 26, 2006. Previously, our common stock traded on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 496 shareholders of our common stock as of December 31, 2008 holding 195,503,317 common shares.

	High Bid	Low Bid

Fiscal 2008

March 31, 2008	$0.15	$0.03
June 30, 2008	$0.51	$0.10
September 30, 2008	$0.39	$0.15
December 31, 2008	$0.19	$0.06

Fiscal 2007

March 31, 2007	$0.43	$0.17
June 30, 2007	$0.28	$0.15
September 30, 2007	$0.19	$0.10
December 31, 2007	$0.14	$0.06

Dividends and Dividend Policy

There are no restrictions imposed on us that limit our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2008, no cash or stock dividends  were  declared  or  paid  and  none  are  expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The board of directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer for our Common Stock is Interwest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2008, which consists of our Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	19,437,500	$0.218	562,5000
Equity Compensation Plans Not Approved by Stockholders (1)	15,715,723	$0.07	N/A
Total	35,153,223	-	562,500

(1) Consists of warrants issued to third parties for services rendered.

Recent Sales of Unregistered Securities

Except as described elsewhere in this report, we did not issue any securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2008 or during the current fiscal year, other than those disclosed in previous SEC filings.

Stock Repurchases

During fiscal 2008, we did not repurchase any shares of our common stock.

Item 6.   Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1A—Risk Factors” and included in other portions of this report.

Overview

Nature of Operations

We were originally incorporated in the State of Utah on June 20, 1984 as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc. and changed our name to Creative Enterprises International, Inc. and on November 15, 2006, a majority of our common stockholders provided written consent to change the name of the company to Skinny Nutritional Corp. to more accurately describe our evolving operations. This change became effective December 27, 2006. See “Our Products and Strategy” below. This discussion relates solely to the operations of Skinny Nutritional Corp.

We have had limited operations to date and until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. We have generated revenues of $752,825 for fiscal 2007 and incurred a net loss of $5,698,643 for the year ended December 31, 2007. For our 2008 fiscal year, we generated revenues of $2,179,055 and incurred a net loss of $6,232,123, of which $2,824,252 was non-cash related. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market.  In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. Starting in our 2006 fiscal year, we have been able to devote a majority of our resources to product development, marketing and sales activities regarding our line of Skinny products, including the procurement of a number of purchase orders from distributors. This trend continued in our 2008 fiscal year.

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced functional beverages. Enhanced functional beverages have been leading the growth of beverage consumption in the United States. Through the year ended December 31, 2008, we have operated our business in the rapidly evolving functional beverage industry, principally through marketing and distributing our “Skinny Water” line of functional beverages.

Our Skinny Water product line, which we originally introduced in 2005, has been reformulated to include six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Passionfruit Lemonade, Goji Fruit Punch and Orange Cranberry Tangerine).  We expect to launch Skinny Teas and new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water is formulated with a proprietary blend of vitamins, minerals and antioxidants. To market this product, we rely on the licenses from Peace Mountain and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

Our current business strategy is to develop and maintain our current national distribution relationship with Target Corporation, focus in establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams and retail-centered promotions and advertisements as well as building a national sales and distribution network to take our products into retail and direct store delivery (DSD) distribution channels.

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

 Background of our Product Development Activities

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

On October 10, 2006, we entered into an agreement with Jamnica, d.d. and Jana North America, Inc. (the “Modification Agreement”), which agreement is effective as of September 20, 2006, pursuant to which the parties confirmed the termination of our distribution agreement with Jamnica. Under the Modification Agreement, the parties agreed to the following arrangements: (a) our obligation to Jamnica of $207,321 was eliminated; (b) Jamnica and Jana North American paid an amount of $23,125 on our behalf in satisfaction of storage and warehousing fees; (c) receivables due to us from select accounts were transferred to Jana North America; and (d) we made available to Jana North America all inventory of Jana bottled waters in our possession. In addition, the parties agreed that we will cease use of the Jana trademarks and logos and Jamnica and Jana North America agreed not to use any of our licensed trademarks or logos concerning our “Skinny” product line. Pursuant to the Modification Agreement, we also provided additional assistance to Jamnica and Jana North America in the transition for the marketing and distribution of the Jana bottled waters. Each of the parties also agreed to release the other from any obligations or claims arising from the distribution agreement.

We obtained the exclusive worldwide rights from Peace Mountain Natural Beverages Corporation to bottle and distribute a dietary supplement called Skinny Water®. Skinny Water is a line of six flavored enhanced waters, with the Raspberry Pomegranate including an all-natural appetite suppressant that helps people control their appetite in conjunction with diet and exercise. On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain Natural Beverages. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate our royalty obligation to Peace Mountain, pursuant to which amendment, we will have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Our agreement with Peace Mountain will renew automatically provided that we satisfy the minimum quarterly payment of $15,000 specified in the contract.

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

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Teas and Shakes.

Management Changes

In October 2006, we reorganized our executive management team. On October 4, 2006, our board of directors elected Mr. Ken Brice as a member of our board of directors and appointed Mr. Michael R. Reis as its interim Chief Operating Officer and also elected him as a director. Further, on October 5, 2006, Mr. Christopher Durkin Chief Executive Officer, President and a director, resigned from such positions with us. In addition, on October 6, 2006, we appointed Mr. Donald J. McDonald to serve as our new Chief Executive Officer, President and as a member of our board of directors. Also, on October 6, 2006, Mr. James Robb notified us that effective on such date he resigned from our board of directors. Subsequently, as of June 30 2007, Mr. McDonald became our Chief Financial Officer in addition to his other positions with us following the resignation of Kenneth Brice, the Company’s Chief Financial Officer at that time.

On December 1, 2008, we entered into an employment relationship with Mr. Ronald D. Wilson, who will serve as the President and Chief Executive Officer of the Company effective immediately. Contemporaneously with Mr. Wilson’s appointment as the President and Chief Executive Officer of the Company, the Board elected Mr. Wilson to serve on the Company’s Board of Directors for a period of one year or until his successor is elected and qualified. Mr. Wilson was appointed to replace Mr. Donald McDonald as the Company’s President and Chief Executive Officer. Mr. McDonald continues to serve on the Company’s Board of Directors and as the Company’s Chief Financial Officer.

Reorganization

On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving (1) amendments to our Articles of Incorporation to (a) change our corporate name to “Skinny Nutritional Corp.” and (b) increase the number of authorized shares of common stock 250,000,000 shares and (2) an amendment to our Employee Stock Option Plan to increase the number of shares of common stock available to be issued there under to 20,000,000 shares. These actions became effective as of December 27, 2006. Also effective as of such date, we granted an aggregate of 10,650,000 options under our Employee Stock Option Plan, including a total of 5,500,000 options granted to certain of our executive officers.

Advisory Board

 On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. As described below, in December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. Subsequently, we also granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. The securities sold in or issued in connection with the financing have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

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

At December 31, 2008, our cash and cash equivalents was approximately $236,009. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. See the discussion below under the caption “Liquidity and Capital Resources” for additional information regarding these transactions.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in it’s projected growth. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2008, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Restatement of Prior Year Results

The Company recently filed an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2007to restate its financial statements in order to change its method of accounting for convertible debentures, options and warrants. The Company, after consulting with its independent registered public accounting firm, concluded that the Company should correct an error in the Company’s accounting and disclosures for its convertible debentures and stock options and warrants. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of such securities in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations reported in this Management’s Discussion and Analysis gives effect to this restatement. Further information on the nature and impact of these adjustments is provided in Note 4, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements” of this Annual Report on Form 10-K.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 3 to our audited consolidated financial statements.

Revenue Recognition – The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to our retailers and distributors and is recognized net of discounts. At present, there are no return privileges with our products. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned.  Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions.  Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs.  Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of our prior distributors, entertainment, insurance, postage, depreciation and other general and administrative costs.

Stock-Based Compensation – We account for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management Discussion and Analysis:

Results of Operations: Year Ended December 31, 2008 compared to Year Ended December 31, 2007

For the twelve months ended December 31, 2008, our revenues were $2,179,055 as compared to $752,825 for the same period last year. This increase in revenues for the twelve months ended December 31, 2008 is due primarily to the introduction of the five reformulated Skinny flavors and the increased volume of product shipment resulting from the development of thee Company’s relationship with Target Corp. and new distribution relationships established by the Company during the year.  Direct sales to retailers were $304,809 as compared to $705,742 for the prior year period. Sales to our DSD network increased to $1,589,982 in 2008 compared to $37,195 during 2007. Cost of goods sold was $1,873,477 for the year ended December 31, 2008 as compared to $532,812 incurred during the same period last year. Marketing and advertising costs were $2,083,646 for the year ended December 31, 2008 as compared to $721,442 for the same period last year. This increase is attributable to product design and increased advertising expenses along with additional personal to assist our growth in DSD and market areas.

The increased revenue for 2008 was primarily due to an increased volume of product shipment resulting from the development of the Company’s reformulation, introduction of 5 new flavors of Skinny Water and growth from our DSDs to 15 at the end of 2008.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $3,421,468 for the twelve months ended December 31, 2008 as compared to $1,715,218 over the same period in 2007. This Increase of 114% is primarily due to costs associated with private placements of stock along with non-cash expenses related to grants of options and warrants.

Interest expense was $67,042 for the year ended December 31, 2008 as compared to $120,514 for the same period last year.

Net loss for the twelve month period was $6,232,123 as compared to $5,698,643 for the same period last year.

Liquidity and Capital Resources

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe that net cash on hand as of the date of this Annual Report is only be sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

2008 Financing Activities

As previously reported, we commenced a private offering  of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition, as previously reported, commencing in November 2008, we conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which we sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds raised in the November Offering were $1,867,690 and the subscribers purchased an aggregate of 31,128,167 shares of common stock. The Company intends to use the net proceeds from the November Offering of approximately $1,800,000 for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition to these transactions, the Company sold an aggregate of $175,000 of shares of its common stock to three individual accredited investors in private sales and issued these investors a total of 3,541,667 shares of common stock. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

2007 Financings

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

Debenture Conversions/Warrant Exercises

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

During fiscal 2007, holders of an aggregate principal amount of $2,070,000 of convertible debentures converted such amount into shares of common stock as follows. In the first quarter of fiscal 2007, holders of principal of $1,755,000 of convertible debentures converted such amount into 17,550,000 shares of common stock. During the second quarter of 2007, holders of convertible debentures converted $40,000 of principal into 400,000 common shares. During the fourth fiscal quarter, holders of $255,000 in principal of convertible debentures (plus $51,000 in interest) converted such amounts into 4,613,333 shares of common stock. In addition one investor was repaid in cash for $20,000 in principal and $4,000 in interest. In addition, with respect to the conversion of the debentures that did not elect to convert such securities in response to the conversion offer, the Company issued an aggregate of 765,000 common stock purchase warrants upon the conversion of outstanding debentures in 2007. Of these warrants, 225,000 warrants are exercisable at $0.20 per shares and the remainder are exercisable at $0.50 per share. All warrants expire three years from the date of issuance. The securities issued in the above transactions were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes and interest. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and interest and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2009, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The current balance due on this loan is $162,500. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan had been extended to March 20, 2009.  We are currently negotiating the repayment terms of the outstanding balance due on this loan with the bank. During the current fiscal year, we have made two principal payments totaling $37,500. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement initially provided for an initial funding limit of $300,000. Subsequently, our limit was increased to $750,000. As of December 31, 2008, we had $3,199 outstanding under this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

Break Even and Profitability

As discussed in the overview to this analysis, we have developed a newly formulated product line based on our Skinny brand which we began selling in the first quarter of 2007 in addition to our current retail business for Skinny water. We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven in the second quarter of calendar 2010 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

In 2008, the company focused its marketing efforts in the development of new Skinny Water flavors, new bottle labels, and outer shrink wrap packaging to merchandise Skinny Water in 6 packs at the Target Stores and other retail outlets around the country. The company’s primary marketing and advertising budget was spent executing an aggressive public relations campaign in coordination with a PR firm the company has retained. The company was able to build its brand and product awareness through articles and mentions of Skinny Water in various print, radio, TV, and the internet. The Company also attended the National Association of Convenience Stores (NACS) trade show. In 2008, the Company also focused on in store merchandising and marketing support materials for all of its distributors, and establishing sampling teams in multiple locations at targeted events.

In connection with our marketing campaign, we have expended $2,083,646 for the year ended December 31, 2008 compared to $721,442 for the year ended December 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2009 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of December 31, 2008 we have 15 employees including, our executive officers.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements.  Statement No. 161 only affects disclosure requirements, the adoption of Statement No. 161 effective January 1, 2009 has not affected our financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128.  FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted.  The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 is not expected to materially affect our calculation of earnings per common share.

In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6).  EITF No. 08-6 applies to all investments accounted for under the equity method and provides guidance regarding (i) initial measurement of an equity investment, (ii) recognition of other-than-temporary impairment of an equity method investment, including any impairment charge taken by the investee, and (iii) accounting for a change in ownership level or degree of influence on an investee.  The consensus is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF No. 08-6 is to be applied prospectively and earlier application is not permitted.  Due to its application to future equity method investments, the EITF Issue No. 08-6 is not expected to materially affect our financial position or results of operations.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements.

Our audited financial statements for the fiscal year ended December 31, 2008 follows Item 15 of this Annual Report on Form 10-K.

Item 9:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2008.

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

Remediation of Material Weakness

We recently restated our financial statements for the year ended December 31, 2007.  The restatements were to correct the Company’s accounting for its convertible debentures, options and warrants. In its amended Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company’s management revised its original report on internal control over financial reporting and concluded that due to the failure to properly account for these securities, there was a material weakness in our internal control over financial reporting as of December 31, 2007.

As described in greater detail below, as a result of the material weakness in our internal control over financial reporting, the Company engaged outside consultants to ensure that its reported results are in compliance with accounting principles generally accepted in the United States.  These changes have improved the effectiveness of our internal control over financial reporting.  Management believes we have remediated the aforementioned material weakness by December 31, 2008.

Changes in Internal Control over Financial Reporting

In response to our previously reported weakness in our system of internal control over financial reporting, the Company had taken the following measures, described herein, to remediate the weakness in its internal controls:

•	Engaged a full-time controller with requisite experience to perform month-end reviews and closing processes as well as provide additional oversight and supervision within the accounting department;

•
With the assistance of outside consultants, implemented the necessary training and education to ensure that all relevant employees involved in accounting for convertible securities as well as stock options and warrants understand and apply the appropriate accounting treatment in accordance with the requirements of FAS 84 and 123(R) and related accounting guidance;

•
With the assistance of outside consultants, established written policies and procedures along with control matrices to ensure that account reconciliation and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner; and

•
Separated the functions of our Chief Executive and Chief Financial Officers by appointing a new Chief Executive Officer which enabled our former CEO/CFO to serve solely as our Chief Financial Officer, which provides for improved separation of responsibilities and oversight with respect to our internal accounting function.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Our Board of Directors adopted a Code of Ethics, as defined by Rule 406 of Regulation S-K as of March 30, 2009. A copy of this Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

The Company has commenced a private offering of up to $2,100,000 of shares of Series A Convertible Preferred Stock (the “Preferred Shares”) to accredited investors through April 30, 2009. The shares being offered have not been registered under the Securities Act of 1933, as amended (the “Act”) or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D, promulgated under the Act. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Preferred Shares will be convertible into shares of the Company’s common stock at the initial conversion price of $.06 per share. The Preferred Shares will automatically convert into shares of the Company’s Common Stock upon the effective date of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock in an amount sufficient to permit the conversion of all of the outstanding Preferred Shares. In the event that the automatic conversion event does not occur by October 1, 2009, the Company shall thereafter have the option to redeem the outstanding Preferred Shares. The Company intends to use the proceeds from the offering for working capital and general corporate purposes. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of four members.  There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors.

Our directors and officers are currently as follows:

Name	Age	Position

Ronald Wilson	59	Chief Executive Officer, President and Director

Donald J. McDonald	56	Chief Financial Officer and Director

Michael Salaman	46	Chairman of the Board

Michael Reis	63	Interim Chief Operating Officer and Director

Business Experience

Ronald Wilson. Mr. Wilson became our President and Chief Executive Officer in December 2008. Mr. Wilson has worked in the soft drink industry for over 38 years, spending the majority of his career with the Philadelphia Coca-Cola Bottling Company. He began his career with Coca-Cola in 1977 as a Financial Analyst with Coca-Cola Bottling Co. of N.Y. During the succeeding years, Mr. Wilson was promoted within Coke New York to a number of positions, including Vice President/General Manager for Coke New York’s Northern New England operation and Vice President/General Manager for the New Jersey division. In 1985, Mr. Wilson was appointed the President and Chief Operating Officer for The Philadelphia Coca-Cola Bottling Company and held this office until his retirement in November 2006. He began his career in 1969 at a PepsiCo Inc. owned plant in various capacities in production, warehousing, and sales. Mr. Wilson serves on numerous charitable and industry boards and currently is the Vice Chair for the Board of Overseers at Rutgers University, and is as an advisor to Rutgers School of Business. Mr. Wilson has also served as the President of The Coca-Cola Bottlers’ Association and a board member of The Dr Pepper Bottlers’ Association. Mr. Wilson graduated from Rutgers University in 1971 with a Bachelor’s degree in history.

Donald J. McDonald. Donald J. McDonald joined us as President and Chief Executive Officer, and a director, in October 2006. Subsequently, he became our Chief Financial Officer in July, 2007. Mr. McDonald was replaced by Mr. Wilson as the Company’s President and Chief Executive Officer in December 2008. Mr. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald was in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974.

Michael Salaman.  Michael Salaman has served as our Chairman since January 2002 and was our Chief Executive Officer from that date until March 8, 2006. Mr. Salaman has over 20 years experience in the area of new product development and mass marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing Company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Internet company called American Interactive Media, Inc., a developer of set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of the Company and directed its operations as a marketing and distribution company and in 2005 focused the Company’s efforts in the enhanced water business.

Michael Reis. Michael Reis became our interim Chief Operating Officer and a director in October 2006. Since April 2003, Mr. Reis operates a consulting practice through M.R. Reis Co., pursuant to which he provides business and accounting consulting services. Prior to that, Mr. Reis was the Chief Financial Officer of Weaver Nut Co., a position he held from June 2001 through April 2003. Prior to that, Mr. Reis began his career as an accountant with Deloitte & Touche and thereafter held executive positions with a number of companies including serving as the Chief Financial Officer of Public Gas Co., the Chief Financial Officer of Waste Masters, Inc., the President of Pollution Control Industries and a Senior Vice President of ENSI. Mr. Reis graduated from Bloomfield College & Seminary in 1973 with a B.A. in Accounting and Mathematics.

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

Director Independence; Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of four individuals. None of our current directors is independent as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended December 31, 2008, our board of directors held one meeting and acted by unanimous written consent on 10 occasions.

Due to the fact that our Board currently consists of four persons, none of whom are independent, we have not formally constituted any Board committees, including an audit committee. None of our current directors qualifies as an “audit committee financial expert” as defined in Item 401 under Regulation S-K of the Securities Act of 1933. We are actively seeking to expand our Board membership to include independent directors, including at least one person that satisfies the definition of “financial expert.”

The board did not adopt any modifications to the procedures by which security holders may recommend nominees to its board of directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2008 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements.

Code of Ethics

Our Board of Directors adopted a Code of Ethics, as defined by Rule 406 of Regulation S-K on March 30, 2009. A copy of this Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Board of Advisors

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On March 20, 2008, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. We subsequently appointed Mr. Wilson as our Chief Executive Officer and elected him to serve on our Board of Directors.

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

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2008 and 2007. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)		All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(i)	(j)

Ronald Wilson (1)	2008	$12,500	$0	$180,000	$143,500	(2)	$1,700	337,700

Donald J. McDonald	2008	$115,777	$0	$37,350	$837,000		$1,400	991,527
Chief Financial Officer (3)	2007	$98,333	$0	$0	$136,931		$0	235,264

Michael Salaman, Chairman	2008	$126,962	$0	$137,350	$837,000		$1,400	1,102,712
	2007	$100,000	$0	$0	$202,500		$0	302,500

(1) Mr. Wilson became our Chief Executive Officer and President on December 1, 2008. Upon joining the Company, Mr. Wilson was awarded 2,000,000 shares of restricted common stock, warrants to purchase 2,000,000 shares of common stock and, subject to the approval of the Company’s stockholders of a new equity compensation plan, options to purchase 2,000,000 shares of common stock.
(2) Expense relating to the grant of 2,000,000 warrants has been included in this column and calculated in accordance with SFAS 123R.  Excludes an aggregate of 2,500,000 warrants issued to Mr. Wilson in fiscal 2008 prior to his becoming an officer of the Company in consideration for services rendered.
(3) Mr. McDonald became our Chief Executive Officer and President on October 6, 2006 and assumed the position of Chief Financial Officer as of June 30, 2007. Mr. McDonald was replaced as our Chief Executive Officer and President by Mr. Wilson on December 1, 2008.
(4) This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2008 and 2007, as applicable, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for details as to the assumptions used to determine the fair value of the awards.

Director Compensation

       We do not pay any fees or other compensation to our directors for service as a director or attendance at board meetings. We have not adopted any retirement, pension, profit sharing, or other similar programs.

Employment Agreements

On December 1, 2008, we entered into an employment relationship with Mr. Ronald D. Wilson, who will serve as the President and Chief Executive Officer of the Company effective immediately. Pursuant to an offer letter Mr. Wilson entered into with the Company, the Company will pay and provide the following compensation to Mr. Wilson: (a) base salary of $150,000 per annum; (b) grant of 2,000,000 shares of restricted common stock; (c) grant of warrants to purchase 2,000,000 shares of common stock which shall be immediately exercisable on the date of grant for a period of five years at an exercise price equal to the closing price of the Company’s common stock on the date of grant; (d) subject to the approval of the Company’s stockholders of a new equity compensation plan, options to purchase 2,000,000 shares of common stock, exercisable for a period of five years and which options will vest in full on the first anniversary of the grant date and have an exercise price equal to the fair market value of the Company’s common stock, as determined in accordance with the new equity compensation plan, on the date that such plan is approved by the Company’s stockholders; (e) a car allowance of $700 per month; (f) reimbursement of health benefits or cash equivalent in an amount not to exceed $1,000 per month; and (g) $2,000 per month for a rental lease for housing for 1 year period.

We have not entered into written employment agreements with any of our other executive officers. During the first 10 months for 2007 Messrs. Salaman and McDonald were compensated at a rate of $7,500 per month. On November 28, 2007, the Board of Directors of the Company approved increases in the monthly compensation rates, effective as of November 2007, payable to them. Mr. Salaman will receive compensation of $12,500 per month and a $700 dollar monthly automobile allowance and Mr. McDonald will receive compensation of $11,667 dollars per month and a $700 monthly automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers as of the year ended December 31, 2008.

	Option Awards					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ronald Wilson(2)	__	__	__	__	__	__	__	__	__

Donald J. McDonald	750,000	2,250,000	__	.33	7/30/13
	855,625	1,644,375	__	.17	10/6/11	__	__	__	__
	625,000	1,875,000	__	.08	11/28/12	__	__	__	__

Michael Salaman	750,000	2,250,000	__	.33	7/30/13
	600,000	2,400,000	__	.25	1/12/12	__	__	__	__
	750,000	2,250,000	__	.08	11/28/12	__	__	__	__

(1)
Excludes (a) 2,075,000 shares of restricted stock granted to each of Mr. McDonald and Mr. Salaman on March 24, 2008; (b) 2,000,000 shares of restricted stock granted to Mr. Salaman on November 28, 2007; and (c) 2,000,000 shares of restricted stock granted to Mr. Wilson on December 1, 2008, as each of the foregoing awards were immediately vested.

(2)	Excludes the grant of 2,000,000 common stock purchase warrants granted to Mr. Wilson on December 1, 2008.

Stock Option Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The Plan terminated ten years from the date of its adoption by the Board. Our Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval the amendment of the Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under our stock option plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2008, 19,425,000 options were issued and outstanding.

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

Types of Awards : Awards under the Plan include incentive stock options and non-statutory stock options. Each award will be evidenced by an instrument in such form as the Committee may prescribe, setting forth applicable terms such as the exercise price and term of any option or applicable forfeiture conditions or performance requirements for any restricted stock grant. Except as noted below, all relevant terms of any award will be set by the Committee in its discretion. Incentive stock options may be granted only to eligible employees of the Company or any parent or subsidiary corporation and must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant (one hundred ten percent (110%) for incentive stock options granted to any ten-percent (10%) shareholder). In addition, the term of an incentive stock option may not exceed ten (10) years. Non-statutory stock options must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant and the term of any Non-statutory Stock Option may not exceed ten (10) years. In the case of an incentive stock option, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of his or her employer corporation and its parent and subsidiary corporations) may not exceed $100,000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of our Common Stock as of December 31, 2008, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of December 31, 2008, there were 195,503,317 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers and Directors

Ronald Wilson (1) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	7,000,000	3.5%

Michael Salaman (2) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	10,987,657	5.6%

Donald McDonald (3)
c/o Skinny Nutritional Corporation
3 Bala Plaza East Suite # 117 Bala Cynwyd PA 19004	4,825,000	2.4%

Michael Reis (4) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 117, Bala Cynwyd, PA 19004	762,500	*

All Directors and Officers as a Group (4 Persons)	23,575,157	11.7%

*	Denotes ownership percentage of less than 1%.
(1)
Includes warrants to purchase 2,500,000 shares of common stock that are vested. Excludes warrants to purchase 2,000,000 shares of common stock that are subject to a non-exercise agreement pursuant to which Mr. Wilson agreed not to exercise such warrants until such time as the Company’s stockholders approve an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock. The warrant that is subject to the lock-up agreement would be exercisable upon the approval of the amendment to the Company’s Certificate of Incorporation.

(2)
Consists of 10,987,657 shares of common stock. Excludes a total of 9,000,000 options to purchase common stock that are subject to a non-exercise agreement pursuant to which Mr. Salaman agreed not to exercise such options until such time as the Company’s stockholders approve an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock. Of this amount, 4,050,000 options had vested prior to this agreement and would be exercisable upon the approval of the amendment to the Company’s Certificate of Incorporation.

(3)
Includes vested options to purchase 2,750,000 shares of Common Stock and excludes 5,250,000 unvested options. Also includes 2,075,000 shares of restricted common stock granted on March 24, 2008. Of the unvested options, options to purchase 3,000,000 shares of common stock are subject to a non-exercise agreement pursuant to which Mr. McDonald agreed not to exercise such options until such time as the Company’s stockholders approve an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock. Of this amount, 750,000 options had vested prior to this agreement and would be exercisable upon the approval of the amendment to the Company’s Certificate of Incorporation.

(4)	Includes vested options to purchase 462,500 shares of common stock. Excludes unvested options to purchase 487,500 shares of common stock.

Item 13:  Certain Relationships and Related Transactions and Director Independence.

For information concerning employment arrangements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

We had obtained a $500,000 letter of credit with Wachovia Bank to secure our purchase orders with Agrokor, a former supplier. This letter of credit was secured by personal assets of our Chairman and bore interest at a rate of 7.5% per annum. We borrowed $314,000 against this letter of credit in placing our initial order with Agrokor for 1,200,000 bottles of product. The letter of credit was originally supported by a $500,000 demand note (line of credit) issued to Wachovia through Madison Bank. On June 1, 2005, our obligations were transferred to Madison Bank. The interest on the demand note is one percent above the prime rate and the outstanding balance is due on the bank’s demand. On January 4, 2007, we entered into a Forbearance Agreement with Madison Bank concerning the repayment of this obligation. Pursuant to the Forbearance Agreement, we and the Bank agreed to the following repayment schedule for the outstanding balance due: (a) an initial amount of $17,000 was paid upon execution of the Agreement; (b) monthly installments of $5,000 will be payable by the first day of each month through May 2007; and (c) a final payment of the remaining outstanding balance due will be due on or before May 31, 2007.  On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008 and was extended to March 20, 2009.  The current balance on the loan is $162,500. We are currently negotiating the repayment terms of the outstanding balance due on this loan with the bank.  No assurances, however, can be given that the bank will continue to extend the term of this loan for any specific duration, if at all. Our Board authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. Subsequently, our borrowing limit was increased to $750,000. As of December 31, 2008, an amount of $3,199 was outstanding under this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.45% of the face amount of each purchased account and the purchase price is 80% of the f ace amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice. On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of Mr. Michael Salaman, its Chairman and Mr. Donald McDonald, its Chief Executive Officer, in consideration of their agreement to provide a personal guaranty in connection with this arrangement.

In connection with the Company’s private placement of $1,875,000 shares of its common stock, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock.

As of December 31, 2008, we did not have any independent directors.

Item 14.  Principal Accountant Fees and Services.

We have selected Connolly, Grady & Cha, PC, as our independent accountants for the current fiscal year. The audit services to be provided by Connolly, Grady & Cha consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by Connolly, Grady & Cha. The following table presents fees for professional audit services rendered by Connolly, Grady & Cha for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees (1)	$35,000	$25,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	7,500	10,000
All Other Fees (4)	0	0
Total	$42,500	$35,000

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

As our Board of Directors currently consists solely of four individuals, none of whom is independent, the engagement of our independent accountants and auditors is approved by our Board of Directors acting as the audit committee. Accordingly, our entire Board, he has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2008, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm.

Item 15.  Exhibits and Financial Statement Schedules.

The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been granted confidential treatment by the Securities and Exchange Commission or are subject to our pending request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Sec.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

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

4.7	Form of Convertible Note issued June 5, 2006 (filed as Exhibit 4.1 to Current Report on Form 8-K dated June 9, 2006.

4.8	Note Modification Agreement between the Company and James Robb (filed as Exhibit 4.1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

4.9	Form of Convertible Note issued in October 2006 (filed as Exhibit 4.9 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.10	Form of Warrant issued in February 2007 pursuant to Distribution Agreement (filed as Exhibit 4.10 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.11	Secured Note payable to Valley Green Bank (filed as Exhibit 4.11 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

4.12*	Form of Agent Warrant issued in connection with 2008 private placements.

4.13*	Form of Warrant issued to Members of Advisory Board.

4.14*	Form of Warrant issued to Ronald Wilson in April 2008

4.15(1)*	Form of Warrant issued to Ronald Wilson in December 2008

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Jamnica, d.d., as amended, dated July 21, 2004 (filed as Exhibit 10.2 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4#	Agreement with Interhealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.5#	Agreement with Big Geyser, Inc., dated December 14, 2004 (filed as Exhibit 10.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.6 (1)	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.7	Demand Note held by Madison Bank (filed as Exhibit 10.7 to Registration Statement on Form 10-SB/A filed with the Commission on December 16, 2005).

10.8	Separation Agreement between the Company and Christopher Durkin (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2006).

10.9#	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.10	Termination Agreement between the Registrant, Jamnica, d.d. and Jana North America, Inc. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.11	Forbearance Agreement between the Company and Madison Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2007).

10.14#	Distribution Agreement with Geltech LLC dated February 27, 2007. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.15#	Letter Agreement with Pasqual Croce

10.16*	Form of subscription agreement entered into in connection with private placements of common stock in 2008.

10.17(1)*	Employment Letter with Ronald Wilson dated as of December 1, 2008.

10.18*	Sublease with Hallinan Capital Corp. for Three Bala Plaza, Suite 101.

14.1	Code of Ethics

21	Subsidiaries of Small Business Issuer (filed as Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Indicates a management plan or contract.

Skinny Nutritional Corp and Subsidiary
December 31, 2008 and 2007

Contents

Page

Independent Auditor's Report	F-1

Financial Statements

Consolidated Balance Sheet, December 31, 2008 and 2007	F-2 - F-3

Consolidated Statements of Operations For the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders' Equity (Deficit) For the Year Ended December 31, 2008, 2007 and 2006	F-5 - F-7

Consolidated Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skinny Nutritional Corp and Subsidiary
3 Bala Plaza – Suite 101
Bala Cynwyd, PA 19004

We have audited the accompanying consolidated balance sheets of Skinny Nutritional Corp (a Nevada Corporation) and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 6, 2009

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

ASSETS

	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$236,009	$14,247
Cash – escrow, restricted		3,697
Accounts receivable	489,944	401,487
Inventory	231,405	86,575
Prepaid expenses	64,920	3,180

Total current assets	1,022,278	509,186

OTHER ASSETS
Deposits	45,346
Total other assets	45,346

TOTAL ASSETS	$1,067,624	$509,186

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2008		2007
CURRENT LIABILITIES
Current maturities of long term debt	$		$220,936
Revolving line of credit		3,199	317,561
Line of credit		200,000	340,000
Accounts payable		873,315	642,297
Accrued expenses		102,796	57,500
Accrued interest payable			85,271
Current portion of convertible notes		44,000	310,000
Settlements payable		75,000	104,350
Advances on purchase of common stock		375,600

Total current liabilities		1,673,910	2,077,915

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 250,000,000 shares authorized, 195,503,317 shares issued and outstanding at December 31, 2008 and 93,822,225 issued and outstanding at December 31, 2007		195,503	93,822
Stock subscriptions receivable		(473,500)
Additional paid-in capital		21,901,368	14,334,983
Accumulated deficit		(22,229,657)	(15,997,534)

Total stockholders’ deficit		(606,286)	(1,568,729)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,067,624	$509,186

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008		2007		2006

Revenue – net		$2,179,055		$752,825		$628,380

Cost of goods sold		1,873,477		532,812		576,882

Gross profit		305,578		220,013		51,498

Expenses
Marketing and advertising		2,083,646		721,442		394,949
General and administrative		3,421,468		1,715,218		1,894,768

Total expenses		5,505,114		2,436,660		2,289,717

Net (loss) from operations		(5,199,536)		(2,216,647)		(2,238,219)

Other income (expense)
Loss from disposition of fixed assets				(9,690)		(114,887)
Interest expense		(67,042)		(120,514)		(32,932)
Interest income						82,592
Other income		2,081		20,172
Debt conversion expense		(967,626)		(3,371,964)

Total other expenses		(1,032,587)		(3,481,996)		(65,227)

Income Taxes
Current		-0-		-0-		-0-
Deferred		-0-		-0-		-0-

Total income taxes		-0-		-0-		-0-

Net (Loss)	$	(6,232,123)	$	(5,698,643)	$	(2,303,446)

(Loss) per common share		$(.05)		$(.07)	$	( .10)

See accompanying notes and accountant’s report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2008 and 2007

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2006	41,473,328	$41,473	$6,733,408		$ (10,298,891)

Issuance of common stock for cash at $.075 per share less $365,602 in costs for issuing the stock	15,848,179	15,849	816,162

Conversion of convertible debt into common shares at $.50 per share	40,000	40	19,960

Conversion of convertible debt into common shares at $.10 per share plus debt conversion costs of $3,042,525	17,950,000	17,950	4,819,575

Conversion of convertible debt into common shares at $.10 per share plus debt conversion costs of $227,939	3,013,333	3,013	450,926

Conversion of convertible debt into common shares at $.05 per share plus debt conversion costs of $101,500	1,600,000	1,600	179,900

Issuance of common stock for note and interest	2,629,720	2,630	133,314

Issuance of common stock in exchange of services @.075	1,333,333	1,333	98,670

Issuance of common stock in exchange of services @.006	125,000	125	9,250

Issuance of common stock per reset agreement	9,809,332	9,809	(9,809)

Options issued on exchange of services			232,550

Capitalize inventory balances			18,604

(Continued)

Skinny Nutritional Corp and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2008 and 2007

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Warrants issued for services			832,473

Net loss for the year ended December 31, 2007					(5,698,643)

Balance, December 31, 2007	93,822,225	$93,822	$14,334,983		$ (15,997,534)

Issuance of common stock for cash rendered at $.04 per share less $255,926 in costs for issuing shares	70,700,000	70,700	2,501,374

Conversion of convertible debt into common shares at $.14 per share plus debt conversion costs of $454,052	2,116,793	2,117	748,286

Conversion of convertible debt into common shares at $.10 per share plus debt conversion costs of $179,437	825,000	825	261,112

Conversion of convertible debt into common shares at $.05 per share plus debt conversion costs of $63,000	1,200,000	1,200	121,800

Conversion of convertible debt into common shares at $.04 per share plus debt conversion costs of $271,137	1,369,375	1,369	324,543

Issuance of common stock in exchange for note and interest at $.14 per share	1,155,870	1,156	160,666

Issuance of common stock in exchange for note and interest at $.05 per share	300,000	300	14,700

Issuance of common stock in exchange for note and interest at $.04 per share	1,975,000	1,975	77,025

Issuance of common stock in exchange for services rendered at $.33 per share	300,000	300	98,700

(Continued)

Skinny Nutritional Corp and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For The Years Ended December 31, 2008 and 2007

			Additional	Stock
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit

Issuance of common stock to officers for guarantees	6,150,000	6,150	467,350	(473,500)

Issuance of common stock for cash at $.06 per share	11,564,417	11,564	682,301

Issuance of common stock in exchange for warrant cancellation	2,024,637	2,025	(2,025)

Options issued in exchange of services			448,939

Warrants issued for services			1,483,614

Issuance of common stock for compensation at $.09 per share	2,000,000	2,000	178,000

Net loss for the year ended December 31, 2008					(6,232,123)

Balance, December 31, 2008	195,503,317	$195,503	$21,901,368	$ (473,500)	$(22,229,657)

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2008		2007		2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$	(6,232,123)	$	(5,698,643)	$	(2,303,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation						2,740
Loss from disposition of fixed assets				6,274		114,887
Stock based compensation		180,000				9,000
Stock issued for service				109,378
Warrants issued for services		1,483,614		832,473		85,200
Stock options issued for services		448,939		232,550		196,300
Debt conversion costs		967,626		3,371,964
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(88,457)		(398,081)		68,471
Inventories		(144,830)		(67,971)		193,082
Prepaid expenses		(61,740)		43,280		51,418
Other assets		(45,346)				11,790
Increase (decrease) in:
Advances on purchase of common stock		375,600
Accounts payable		231,018		345,701		(219,659)
Accrued expenses		45,296		27,500		30,000
Accrued interest		(85,271)		(33,635)		(85,598)
Settlements payable		(29,350)		(75,650)		180,000

Net cash used in operating activities		(2,955,024)		(1,304,860)		(1,665,815)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets						(3,507)

Net cash used in investing activities						(3,507)

(Continued)

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for note and interest	$255,822	$135,944	$
Proceeds (payments) from convertible debenture, net payment of conversions	70,699	(83,999)		(241,000)
Proceeds from revolving line of credit	(314,361)	317,560
Proceeds (payments) from line of credit	(140,000)	25,467
Proceeds (payments) from notes payable	(220,936)	220,936
Proceeds (payments) from long-term debt		(300,283)		173,747
Issuance of common stock	3,521,865	832,011		1,834,963

Net cash provided in financing activities	3,173,089	1,147,636		1,767,710

NET INCREASE IN CASH	218,065	(157,224)		98,388
Cash and cash equivalents, beginning of period	17,944	175,168		76,780

CASH AND CASH EQUIVALENTS, END OF PERIOD	$236,009	$17,944		$175,168

SUPPLEMENTAL DISCLOSURE INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$67,042	$20,035		$32,932

See accompanying notes and accountant's report.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

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
December 31, 2008

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

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors.  Revenue is recognized when the product is shipped to the resellers and is recognized net of discounts and returns.  At present, there are no return privileges with our products.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash – Restricted

The Company in its efforts to raise capital has established escrow accounts where funds are transmitted until it is cleared by the Company’s attorneys.  Once cleared, the monies are transferred into the Company’s operating account.  At December 31, 2006, the Company had $3,697 in restricted escrow cash all of which cleared in January, 2008.

Depreciation

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years.  Depreciation is computed on the straight line method for financial reporting and income tax purposes.

Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required.  If amounts become uncollectible, they will be charged to operations when that determination is made.  Bad debt write-offs of $20,894 and $ -0- were recorded for the years ended December 31, 2008 and 2007, respectfully.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and /or our ability to sell the product(s) concerned.  Demand for our products can fluctuate significantly.  Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions.  Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123 (R)”).  SAF 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25.  SFAS 123 (R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).  We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant.  The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Our employee stock options, however, have characteristics significantly different from those of traded options.  For example, employee stock options are generally subject to vesting restrictions and are generally not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest.  Changes in subjective input assumptions can materially affect the fair value estimates of an option.  Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.  We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S.  Treasury yield curve in effect at the time of grant for the estimated life of the option.  If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Sales

Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs.  Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Operating Expenses

Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses.  Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of our prior distributors, entertainment, insurance, postage, depreciation and other general and administrative costs.

4.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed Form 10KSB/A to restate its financial statements in order to change its method of accounting for convertible debentures.  The Company corrected an error in the Company’s accounting and disclosures for its convertible debentures, stock options and warrants.  This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of such securities in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company restated their consolidated balance sheets at December 31, 2007 and December 31, 2006, and consolidated statements of operations and cash flows for the year ended December 31, 2007, and the notes related thereto.  The restatement reflects an adjustment to the beneficial conversion feature of certain previously outstanding convertible debentures (the “Debentures”) to give effect to the reduction of the conversion rate in accordance with FAS 84.  The effect of this adjustment is to debit debt conversion expense in an amount of $3,371,964 and to credit additional paid in capital by $3,371,964.  Due to this, the Company’s net loss for 2007 was impacted by $3,371,964.  The Company determined that the modification of the Debentures resulted in a fair value of incremental consideration of $3,371,964 based on the difference between the fair value of the common stock underlying the Debentures following the reduction in the conversion rate under FAS 84 and the fair value of the common stock underlying the Debentures with the original conversion terms.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

4.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also reported in this restatement a credit to its profit and loss statement in the amount of $69,525 in order to properly reflect on its financial statements the stock compensation expense that the Company incurred in fiscal 2007 in accordance with SFAS 123R.  These changes are shown on its Statement of Operations, as an adjustment to “General and Administrative Expense” by reducing such line item in the net amount of $69,525.  This adjustment will also flow through the Statement of Operations as a reduction in “Net Loss from Operations” and “Net Loss” in the amount of $69,525.  This adjustment will not impact earnings (loss) per share.  In addition, on its balance sheet contained in the Original Filing, the Company adjusted “additional paid-in capital” by a net amount of $69,525.  The net increase of $69,525 to additional paid-in capital flowed through the balance sheet as a decrease to “Total stockholders’ deficit” and an increase to “Total Liabilities Stockholders’ Deficit”.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements.  Statement No. 161 only affects disclosure requirements, the adoption of Statement No. 161 effective January 1, 2009 has not affected our financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1).  FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128.  FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted.  The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 is not expected to materially affect our calculation of earnings per common share.

In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6).  EITF No. 08-6 applies to all investments accounted for under the equity method and provides guidance regarding (i) initial measurement of an equity investment, (ii) recognition of other-than-temporary impairment of an equity method investment, including any impairment charge taken by the investee, and (iii) accounting for a change in ownership level or degree of influence on an investee.  The consensus is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF No. 08-6 is to be applied prospectively and earlier application is not permitted.  Due to its application to future equity method investments, the EITF Issue No. 08-6 is not expected to materially affect our financial position or results of operations.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

6.	RELATED PARTY TRANSACTIONS

The Company’s Chairman pledged certain marketable securities held either by him or by entities with which he is affiliated in order to provide security for the Company’s $500,000 letter of credit with Madison Bank.  The Chairman similarly agreed to pledge such securities in order to secure our loan agreement with Valley Green Bank pursuant to which we satisfied our obligations to Madison Bank.  For more information regarding these transactions see Note 9 to these financial statements.

On January 10, 2008 the Company issued two million shares of stock to the Chairman in consideration for his personal guarantee of the Valley Green Loan.  On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to Mr. Michael Salaman, its Chairman and Mr. Donald McDonald, its Chief Executive Officer, in consideration for their agreement to provide a personal guaranty in connection with the factoring agreement the Company entered into in November 2007.

7.	PENDING CLAIMS

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

On or about June 30, 2008, the Company filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against ROGO Capital, LLC (“ROGO”), FINRA Case No. 08-02163, alleging breach of contract and fraud claims concerning ROGO’s alleged misrepresentations made in connection with the Company’s retention of ROGO to serve as its placement agent and ROGO’s alleged non-performance under the placement agreement.  ROGO disputes these claims and in response, on or about September 4, 2008, ROGO filed a counterclaim in the FINRA arbitration against the Company alleging breach of the placement agreement and claiming damages of approximately $241,000.  The Company disputes ROGO’s allegations and is vigorously defending the counterclaim.  The parties are now engaged in discovery.  The FINRA arbitration hearing on the dispute is scheduled to begin on July 13, 2009.

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
December 31, 2008

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

During the 2007 calendar year there was $2,070,000 of convertible debentures that were converted into common shares of stock.  On March 8, 2007, principal of $1,755,000 was converted into 17,550,000 shares of common stock.  Also in the first quarter 2007, one debt holder converted $20,000 in debt to 40,000 shares of common stock.  In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000.  During the fourth quarter an additional conversion of $188,333 of principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 per share.  During December 2007, in a fourth conversion, 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share.  One investor was paid $20,000 in principal and $4,000 in interest to retire his debenture.  Upon conversion of the convertible debentures,

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

8.	CONVERTIBLE DEBENTURES (Continued)

In accordance with FASB 84, there was debt conversion costs of $3,421,965 which was realized as an expense to the 2007 Statement of Operations.

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows.  In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The Company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures.  The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share.  On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures.  On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) in exchange for note and interest.  The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share.  On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures.  In addition, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) in exchange for note and interest.  Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for note and interest of $161,822 (inclusive of accrued interest of $51,822).  Also, the Company issued 808,414 of common stock upon conversion of an aggregate amount of $113,178.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures.  In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities.  Upon conversion of the convertible debentures, in accordance with FASB 84, there was debt conversion costs of $967,626 which was realized as an expense to the 2008 Statement of Operations.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

9.	SALE OF EQUITY SECURITIES

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings.  During the calendar year 2007, the Company’s primary means of raising capital was through the sale of common stock through private placements made pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  There were three private offerings made during the year.  The first offering commenced in December 2006 and expired in March 2007, with 10,000,000 shares being offered and an aggregate offering amount of $750,000.  The offering raised $482,625 during calendar year 2007 with 6,435,004 shares of common stock being issued.  The second offering commenced in March 2007 and expired in September 2007; with 13,333,333 shares being offered for an aggregate offering amount of $1,000,000.  We received proceeds of $502,238 in this offering with 6,696,509 shares being issued.  The third offering commenced in September 2007 and ended November 2007 with 13,333,333 shares being offered for an aggregate amount of $1,000,000.  We received proceeds of $203,750 in this offering with 2,716,666 shares being offered.  There were 2,759,390 warrants issued to “Selling Agents” for the private placements of common stock during calendar year 2007.  Selling agents received $106,954 in commissions for private placement of common shares leaving the Company with $1,081,659 in net proceeds from private placements.  A total of 9,809,332 shares of common stock were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the previous subscription agreements.

The Company commenced a private offering of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million.  In this offering, the Company received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors.  After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $3,108,000.  The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them.  Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance.  Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants.  In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.  Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition, as previously reported, commencing in November 2008, the Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which the Company sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”).  On February 5, 2009, the Company completed the November Offering.  Total proceeds raised in the November Offering were $1,867,690 and the subscribers purchased an aggregate of 31,128,167 shares of common stock.  The Company intends to use the net proceeds from the November Offering of approximately

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

9.	SALE OF EQUITY SECURITIES (Continued)

$1,800,000 for working capital, repayment of debt and general corporate purposes.  In connection with   the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock.  The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the November Offering to investors procured by them.  Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance.  The Company paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock.  The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition to these transactions, the Company sold an aggregate of $175,000 of shares of its common stock to three individual accredited investors in private sales and issued these investors a total of 3,541,667 shares of common stock.  In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

10.	OTHER COMMON STOCK TRANSACTIONS

The Company in May, June, July, August and November 2008 issued 1,696,272 shares, 111,084 shares, 87,692 shares and 129,589 shares of stock, respectively upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants.  These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

11.	LINE OF CREDIT

On April 4, 2007, the Company closed on a secure loan agreement with Valley Green Bank pursuant to which it received funds in the amount of $350,000.  The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement.  Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum.  The Company was obligated to repay this new loan in full immediately on

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

11.	LINE OF CREDIT (Continued)

the bank’s demand, but in no event later than March 20, 2008.  Since that date the bank has extended the term of the loan.  Interest payments are due on a monthly basis.  The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s  Chairman and entities with which he is affiliated.  The Company also agreed to a confession of   judgment in favor of the bank in the event it defaults under the loan agreements.  The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.  The maturity of this debt was extended to March 20, 2009 and we are currently negotiating the repayment terms of the outstanding balance due with the bank.  The current balance outstanding as of December 31, 2008 is $200,000.

12.	LICENSING AND AGREEMENTS

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

13.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The bank accounts at times exceed federally insured limits.  The Company has not experienced any losses on such accounts.

14.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2008, the Company has available unused operating loss carryforwards of approximately $12,000,000 which may be applied against future taxable income and which expire in various years through 2020.

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

15.	STOCKHOLDERS' EQUITY

At December 31, 2008, the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at December 31, 2008 were 195,503,317.

16.	STOCK OPTIONS

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

16.	STOCK OPTIONS (Continued)

shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 18, 2002, the Company granted stock options exercisable for 450,000 shares of its common stock.  These options were issued without cash consideration.  All the options were exercisable immediately at .50 per share.  300,000 options were later returned to the Company and cancelled and the remaining 150,000 options expired December 2007.

 On October 12, 2006, the Company granted 10,500,000 stock options to employees and officers of the Company under the 2006 Plan.  The options granted have a 5 year contractual life.  1,300,000 of the options were granted for prior services and vested immediately.  The remaining 9,200,000 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  As of December 2007, 7,500,000 options were returned to the Company and cancelled.

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company’s Chairman under the same terms as the October 6, 2006 grant where 20% of the options vest immediately and 20% on each anniversary date for the next 4 years.  The exercise price of these options is .25 cents a share.

On November 28, 2007, the Company granted 6,325,000 stock options to employees and officers of the Company under the 2006 Plan.  The options granted have a 5 year contractual life.  1,581,250 of the options were granted for prior services and vested immediately.  The remaining 4,743,750 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  As of December 31, 2008, 100,000 options were returned to the Company and cancelled.

On July 30, 2008, the Company granted 7,275,000 stock options to employees and officers of the Company under the Option Plan.  The options granted have a 5 year contractual life and are exercisable at a price equal to $0.33 per share.  Of the options granted, 25% vested immediately and the balance will vest in equal annual installments of 25% of the unvested portion on each anniversary date of the grant until fully vested.  As of December 31, 2008, 75,000 options were returned to the Company and cancelled.

Each stock option award is estimated as of the date of grant using a Black-Scholes Merton option valuation model that uses the assumptions noted in the table below.  To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2008, there were 19,425,000 options issued and outstanding under the plan.

Expected volatility	142.20% to 148.64%
Expected dividends	0%

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

16.           STOCK OPTIONS (Continued)

Expected terms	5 years
Risk-free rate	1.50% to 3.03%

A summary of option activity as of December 31, 2008:

			Weighted-Average
		Weighted-Average	Remaining
Options	Shares	Exercise Price	Contractual Term

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000	.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$.14
Granted	7,275,000	.33
Exercised
Forfeited or expired	(175,000)

Outstanding at December 31, 2008	19,425,000	.22

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2007	3,000,000	0.17
Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Nonvested at January 1, 2008	8,367,000	0.13
Granted	7,275,000	0.33
Vested	(3,572,000)	0.33
Forfeited	(175,000)	0.33

Nonvested at December 31, 2008	11,895,000	0.19

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

17.	STOCK PURCHASE WARRANTS

In March 2004, the Company granted 1,000,000 warrants to purchase its common stock for a purchase price of $.20 per share to an investor in connection with an investment in the Company.  The warrants grant the holder the right to purchase common stock from the date of the grant to March 2012.  Subsequently, these warrants were surrendered and reissued to five new investors.  In February 2005, an additional 100,000 warrants were granted to distributor for a purchase price of $.40 per share as an incentive to enter into an exclusive marketing agreement for New York.  The warrants can be exercised at the purchase price of $.40 any time from the date of grant through February 2010.  During November and December 2005, the Company granted 512,500 warrants to investors who purchased common shares through a private placement of common stock.  These warrants are exercisable for five years with an exercisable price of $.75.

During the last quarter of 2005 and the first two quarters of 2006, the Company granted 1,978,000 warrants to holders of convertible debt who converted their debentures into common shares.  These warrants are exercisable for a period of three years with an exercise price of $.75.

In the months of January and February 2006, the Company granted 750,000 warrants to investors in a private placement of common shares.  These warrants are exercisable for a period of five years with an exercise price of $.75.  In October 2006, the Company approved a grant of warrants to purchase 600,000 shares of common stock to a law firm in consideration of services rendered.  These warrants are exercisable for a period of five years at an exercise price of $.05 per share.

During November 2006, the Company granted 200,000 warrants to consultants for services rendered.  These warrants have an exercisable period of five years at an exercise price of $.10.  In addition, the Company granted 125,000 warrants to consultants for services rendered during January 2007.  These warrants have an exercisable period of five years at an exercise price of $.40.

In February 2007, the Company granted 1,800,000 warrants to Geltech Sales LLC with an exercisable period of seven years with an exercise price of $.24.  On October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

During the 2007 calendar year, 2,959,390 warrants were issued to “Selling Agents” for private placement of common shares.  These warrants have an exercisable period of five years with an exercise price ranging from $.06 to $.11 per share.  During the third and fourth quarter of 2007, the Company granted 690,000 warrants to investors who purchased convertible debt which was then converted into common shares these warrants have a three year period with an exercise price of $.50.

In November 2007, the Company issued 100,000 warrants to a sales representative for services rendered.  These warrants are exercisable for a period of seven years with an exercise price of $.08 per share.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

17.	STOCK PURCHASE WARRANTS (Continued)

In December 2007, the Company issued 75,000 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $0.05 per share.

In December 2007, the Company issued 255,000 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $0.20 per share.

In January 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $0.05 per share.

In March 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $0.05 per share.

In March 2008, the Company granted 7,000,000 warrants to consultants and advisory board members in a private transaction.  These warrants are exercisable for a period of five years with an exercise price of $0.05.

In April 2008, the Company granted 1,000,000 warrants to a consultant in a private transaction.  These warrants are exercisable for a period of five years with an exercise price of $0.05.

In September 2008, the Company granted 1,362,500 warrants to “Selling Agents” for private placement of common shares.  These warrants have an exercisable period of five years with an exercise price of $.05.

In December 2008, the Company granted 236,337 warrants to “Selling Agents” for private placement of common shares.  These warrants have an exercisable period of five years with an exercise price of $.07.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

17.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2008 is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2006	2,950,500	$0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(0.24)

Outstanding at January 1, 2008	9,814,890	0.36
Granted	9,823,833	0.06
Exercised and expired	(3,923,000)
Forfeited

Outstanding at December 31, 2008	15,715,723

Exercisable at December 31, 2008	15,715,723

18.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Dilutive loss per share was not presented, as the Company as of December 31, 2008, has outstanding 19,425,000 options and 15,715,723 warrants which would have an antidilutive effect on earnings.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008

18.	LOSS PER SHARE (Continued)

	December 31,
	2008	2007

Loss from continuing operations available to common stockholders	$ (6,232,123)		$5,698,643

Weighted average of common shares outstanding used in earnings per share during the period	135,773,615		82,706,893

Loss per common shares	$ (05)	$	( .07)

19.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

For cash the carrying amount is assumed to be a reasonable estimate of fair value.
For accrued interest, amounts are assumed to be a reasonable estimate of fair value.
Based on current borrowing rates, the fair value of convertible notes, notes payable and line of credit approximates their carrying value.

20.	SUBSEQUENT EVENTS

On January 9, 2009, the Company entered into an agreement with Hallinan Capital Corp to sublease approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004.  The premises will serve as the Company’s new corporate headquarters.  The sublease expires two years following the commencement date and will terminate on such expiration date provided that either party gives six months notice of its intention to terminate the lease to the other party.  In the event that neither party provides such notice, the sublease will continue on a month to month basis, with either party having the right to terminate at any time upon the provision of six months written notice.  The sublease will however, terminate without regard to such notice provisions upon the expiration or termination of the lease under which premises have been sublet to the Company.

The sublease calls for monthly payments of $5,192.55 from the commencement date and through October 2009.  Thereafter, the rent due under the sublease will be increased by $1,978 per annum.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp., Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2009	SKINNY NUTRITIONAL CORP.

	By:	/s/ Ronald Wilson
Ronald Wilson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald Wilson	Chief Executive Officer, President and Director	April 7, 2009
Ronald Wilson

/s/ Donald J. McDonald	Chief Financial Officer and Director	April 7, 2009
Donald J. McDonald

/s/ Michael Salaman	Chairman of the Board of Directors	April 7, 2009
Michael Salaman

/s/ Michael Reis	Director	April 7, 2009
Michael Reis