Form 10-Q
period 2009-03-31
Skinny Nutritional Corp.
filed 2009-05-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes
☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 225,484,079 shares of common stock, $0.001 par value, issued and outstanding as of May 12, 2009

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.   No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

•	our future financial results;

•	our future growth and expansion into new markets; and

•	our future advertising and marketing activities.

Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.  The safe harbors for forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not previously subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and whose securities are considered to be a “penny stock” and accordingly may not be available to us.

As used in this Report, references to the “we,” “us,” “our” refer to Skinny Nutritional Corp. unless the context indicates otherwise.

Part I
Item 1.	Financial Statements

Skinny Nutritional Corp
And Subsidiary

Consolidated Financial Statements

March 31, 2009

Skinny Nutritional Corp
And Subsidiary
March 31, 2009

Contents

Page

Financial Statements	3

Consolidated Balance Sheet, March 31, 2009 and December 31, 2008	5 - 6

Consolidated Statements of Operations For the Three Months Ended March 31, 2009 and 2008	7

Consolidated Statements of Stockholders' Equity (Deficit) For the Three Months Ended March 31, 2009 and the year ended December 31, 2008	8

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008	9 - 10

Notes to Consolidated Financial Statements	11 – 26

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

ASSETS

	March 31, 2009	December 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$207,120	$236,009

Accounts receivable	837,860	489,944
Inventory	458,354	231,405
Prepaid expenses	107,169	64,920

Total current assets	1,610,503	1,022,278

OTHER ASSETS
Deposits	33,192	45,346
Total other assets
FIXED ASSETS
Fixed assets	46,408
Accumulated depreciation	(1,258)

Total fixed assets	45,150

TOTAL ASSETS	$1,688,845	$1,067,624

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2009		December 31, 2008

CURRENT LIABILITIES

Revolving line of credit	$			$3,199
Line of credit		175,000		200,000
Accounts payable		1,161,953		873,315
Accrued expenses		103,752		102,796
Current portion of convertible notes		44,000		44,000
Settlements payable		75,000		75,000
Advances on purchase of common stock				375,600

Total current liabilities		1,559,705		1,673,910

LONG TERM LIABILITIES
Long term debt, net of current portion	$		$

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	$		$
Common stock, $.001 par value, 250,000,000 shares authorized, 218,531, 692 shares issued and outstanding at March 31,2009 and 195,503,317 shares issued and outstanding at December 31, 2008		218,532		195,503
Stock Subscriptions receivable		(394,583)		(473,500)
Additional paid-in capital		23,382,675		21,901,368
Accumulated deficit		(23,077,484)		(22,229,657)

Total stockholders’ (deficit)		129,140		(606,286)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$1,688,845		$1,067,624

See accompanying notes to unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months
	Ended March 31,
	2009		2008

Revenue – net		$1,125,753		$43,456

Cost of goods sold		839,505		55,891

Gross profit		286,248		(12,435)

Expenses
Marketing and advertising		481,240		53,786
General and administrative		650,085		294,360

Total expenses		1,131,325		348,146

Net (loss) from operations		(845,077)		(360,581)

Other income (expense)
Interest expense		(2,750)		(34,400)

Total other expenses		(2,750)		(34,400)

Income Taxes
Current
Deferred

Total income taxes

Net (Loss)	$	(847,827)	$	(394,981)

(Loss) per common share	$	( .00)	$	( .01)

See accompanying notes to unaudited consolidated financial statments

Skinny Nutritional Corp and Subsidiary
Unaudited Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2009 and the Year Ended December 31, 2008

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2007	93,822,225	$93,822	$14,334,983	$0	$(15,997,534)

Issuance of common stock for Cash @ $.04 less $255,926 in costs for issuing shares	70,700,000	70,700	2,501,374

Shares issued in exchange for Convertible debentures at $.14 per share	2,116,793	2,117	748,286

Shares issued in exchange for Convertible debentures at $.10 per share	825,000	825	261,112

Shares issued in exchange for Convertible debentures at $.05 per share	1,200,000	1,200	121,800

Shares issued in exchange for Convertible debentures at $.04 per share	1,369,375	1,369	324,543

Issuance of common stock in Exchange for Note and Interest At $.14 per share	1,155,870	1,156	160,666

Issuance of common stock in Exchange for Note and Interest At $.05 per share	300,000	300	14,700

Issuance of common stock in Exchange for Note and Interest At $.04 per share	1,975,000	1,975	77,025

Issuance of common stock in exchange For services redered at $.33 per share	300,000	300	98,700

Issuance of common stock for cash at $.06 per share	11,564,417	11,564	682,301

Issuance of common stock in exchange for guarantees	6,150,000	6,150	467,350	(473,500)

Issuance of common stock in Exchange for warrant cancellation	2,024,637	2,025	(2,025)

Options issued in exchange for services			448,939

Warrants issued for services			1,483,614

Issuance of common stock for compensation at $.09 per share	2,000,000	2,000	178,000

Net loss for the year ended December 31, 2008					(6,232,123)

Balance, December 31, 2008	195,503,317	195,503	$21,901,368	$(473,500)	$(22,229,657)

Issuance of common stock for cash @ $.04 per share	1,875,000	1,875	73,125

Options issued in exchange for services			160,133

Payment in services for stock subscription				78,917

Issuance of common stock for cash at $.06 per share	21,153,375	21,154	1,248,049

Net loss for the three months ended March 31, 2009					(847,827)

Balance, March 31, 2009	218,531,692	$218,532	$23,382,675	$(394,583)	$(23,077,484)

See accompanying notes to unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2009		2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$	(847,827)	$(394,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		1,258
Options issued for service		160,133
Issuance of Common Stock for service		78,917

Changes in operating assets and liabilities:
(Increase) decrease in:

Accounts receivable		(347,916)	360,696
Inventories		(226,949)	9,137
Prepaid expenses		(42,249)	1,156
Deposits		12,154
Increase (decrease) in:
Advances on purchase of common stock		(375,600)
Accounts payable		288,638	(41,806)
Accrued expense		956
Accrued interest			(3,650)
Line of credit		(25,000)
Revolving line of credit		(3,199)	(299,521)
Notes Payable			(15,000)

Net cash used in operating activities		(1,326,684)	(383,969)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets		(46,408)
Net cash used in investing activities		(46,408)

Skinny Nutritional Corp and Subsidiary
Unaudited Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from note conversions, including interest		(75,000)
Debenture		45,000
Issuance of Common Stock for Note and Interest		60,000
Subscription receivable		60,000
Stock subscription receivable		849,501

Issuance of common stock	1,344,203

Net cash provided in financing activities	1,344,203	939,501

NET INCREASE (DECREASE) IN CASH	(28,889)	555,532
Cash and cash equivalents, beginning of period	236,009	18,740

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$207,120	$574,272

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$2,750	$7,011

See accompanying notes to unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

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
March 31, 2009

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of March 31 there was $458,354 in inventory on the books.

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
March 31, 2009

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

In connection with the Company’s private placement in 2008 of $1,875,000 shares of its common stock, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock.

Prior to becoming our Chief Executive Officer, Mr. Ronald Wilson was appointed to our Advisory Board in March 2008 and in connection with that appointment was granted warrants to purchase 1,500,000 shares of Common Stock exercisable at $.05 per share. Mr. Wilson had participated in a private placement of our common stock in April 2008 and purchased 2,500,000 shares of Common Stock in that transaction. Subsequently, we granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. On April 29, 2009, the Company’s Chief Executive Officer purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

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

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes and interest. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and interest and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2008, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

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
March 31, 2009

SALE OF EQUITY SECURITIES (Continued)

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

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. The current balance outstanding as of March 31, 2009 is $175,000.  Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July 2010. This obligation has been paid down by an additional $35,000.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2009, the Company has available unused operating loss carryforwards of approximately $12,000,000 which may be applied against future taxable income and which expire in various years through 2020.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

13.	STOCKHOLDERS' EQUITY

At March 31, 2009 the Company had 250,000,000 shares of common stock authorized par value $.001. Shares outstanding at March 31, 2009 were 218,531,692

14.	STOCK OPTIONS

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

On July 30, 2008 the Company granted 7,275,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life. 1,818,750 of the options were granted for prior services and vested immediately. The remaining 5,456,250 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

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

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

STOCK OPTIONS (Continued)

Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As of March 31, 2009, there were 19,406,250 options issued and outstanding under the plan.

Expected volatility	142.2	% to
	148.6%

Expected dividends	0%

Expected term	4 years

Risk-free rate	4.78%

A summary of option activity as of March 31, 2009

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	150,000	$0.50
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	(0.18)

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000	.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$0.14
Granted	7,275,000	0.33
Exercised
Forfeited or expired	(175,000)
Outstanding at December 31, 2008	19,425,000	$0.21

Outstanding at January 1, 2009	19,425,000	$0.21
Granted
Exercised
Forfeited or expired	(18,750)	0.33
Outstanding at March 31, 2009	19,406,250	$0.21

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2009 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	(0.18)

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Granted	7,275,000	0.33
Vested	(3,572,000)	0.33
Forfeited	(175,000)

Non-vested at December 31, 2008	11,895,000	0.19

Non-vested at January 1, 2009	11,895,000	0.19

Granted		0.33
Vested		0.33
Forfeited	(18,750)

Non-vested at March 31, 2009	11,876,250	0.19

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

15.	STOCK PURCHASE WARRANTS

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
March 31, 2009

STOCK PURCHASE WARRANTS (Continued)

In November 2007, the Company granted 100,000 warrants to a sales representative for services rendered.  These warrants are exercisable for a period of seven years with an exercise price of .08 cents per share.

In December 2007, the Company issued 75,000 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of ..$0.05 per share.

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

In September 2008 the company granted 1,362,500 warrants for services rendered.  These warrants are exercisable for a period of  five years with an exercise price of $0.09.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	(.24)

Outstanding at January 1, 2008	9,814,890	0.36
Granted	9,823,833	0.06
Exercised
Forfeited	(3,923,000)

Outstanding at December 31, 2008	15,715,723	0.23

Granted	0	0
Exercised
Forfeited	(212,500)

Outstanding at March 31, 2009	15,503,223	0.23

Skinny Nutritional Corp and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares as of March 31, 2009.

	March 31,
	2009		2008

Loss from continuing operations available to common stockholders	$	(847,827)	$	(394,981)

Weighted average of common shares outstanding used in earnings per share during the period		210,994,553		105,851,184

Loss per common shares	$	( .00)		$(.01)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. As of April 30, 2009, the Company accepted total subscriptions of $1,505,000 for an aggregate of 15,050 shares of Series A Preferred Stock. Net proceeds are approximately $1,400,000. The Company intends to use the proceeds from this offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

In connection with this offering, the Company established the terms of the Series A Preferred Stock by filing the Certificate of Designation with the Secretary of State of the State of Nevada. The shares of Series A Preferred Stock have an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. The shares of Series A Preferred Stock will automatically convert into shares of the Company’s Common Stock upon the effective date of the acceptance by the Secretary of State of the State of Nevada of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock in an amount sufficient to permit the conversion of all of the outstanding shares of Series A Preferred Stock into shares of Common Stock (the “Mandatory Conversion”). The holders of shares of Series A Preferred Stock shall have the right to vote, together with holders of Common Stock and not as a separate class, on all matters submitted to a vote of the holders of Common Stock on an as converted basis.

           Holders of Series A Preferred Stock shall not be entitled to dividends thereon unless the Company declares dividends to holders of outstanding junior or pari passu securities, in which event, the holders of the outstanding Series A Preferred Stock shall be entitled to receive dividends in respect of the outstanding shares of Series A Preferred Stock. However, in the event that the effective date of the Mandatory Conversion does not occur on or before October 1, 2009, then commencing on November 1, 2009, the holders of shares of Series A Preferred Stock will be entitled to receive cash dividends at an annual rate of 8% per share until the shares of Series A Preferred Stock are converted into Common Stock or redeemed. In the event that the effective date for the Mandatory Conversion does not occur on or prior to October 1, 2009, the Company shall thereafter have the option to redeem the outstanding shares of Series A Preferred Stock at a redemption price equal to the sum of the stated value of the shares of Series A Preferred Stock to be redeemed plus the unpaid dividends thereon, if any. In addition, upon the liquidation, dissolution or winding-up of the Company, holders of Series A Preferred Stock are entitled to receive a liquidation distribution equivalent to the stated value of their shares of Series A Preferred Stock, plus accumulated and unpaid dividends, if any, before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series A Preferred Stock.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described elsewhere in this report and listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

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

Until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2005 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. For our 2008 fiscal year, we generated revenues of $2,179,055 and incurred a net loss of $6,232,123, of which $2,824,252 was non-cash related. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market. We generated revenues of $43,456 and $1,125,753 for the three months ended March 31, 2008 and 2009, respectively, and incurred a loss of $847,827 for three months ended March 31, 2009 and a net loss of $394,891 for the three months ended March 31, 2008. The net loss for March 31, 2009 includes general and administrative expenses related to the recognition of non-cash items for employee option expense and debt conversion cost in the amount of $239,050. A significant amount of marketing expenses was related to establishing our brand in current markets and opening up new markets and distribution.   In addition, the net loss includes a significant amount of public company expenses incurred to become a reporting company and transition the company from the pink sheets to the OTC Bulletin Board. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Since our formation and prior to 2005, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. Starting in our 2006 fiscal year, we have been able to devote a majority of our resources to product development, marketing and sales activities regarding our line of Skinny products, including the procurement of a number of purchase orders from distributors. This trend continued into our 2009 fiscal year.

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

Skinny Water is formulated with a proprietary blend of vitamins, minerals and antioxidants. To market this product, we rely on the licenses from Peace Mountain and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. Skinny Water is ephedrine-free and contains no caffeine or sugar. Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

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

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with national retailers, including Target, for the distribution of Skinny Water. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as slotting fees, transportation, warehousing and storage, overhead, fees and royalties to our suppliers and licensors and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We have focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

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

At March 31, 2009, our cash and cash equivalents was approximately $207,120. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. The summary of our accounting policies are discussed below.

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

Management Discussion and Analysis:

Results of Operations: Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues were $1,125,753 for the three months ended March 31, 2009 as compared to $43,456 for the three months ended March 31, 2008.  This increase reflects increased product sales as a result of the company’s  focusing resources on Skinny Water’s six new flavors, preparing for the launch of the product into our thirty three current DSDs in 20 states consisting of twelve Anheuser Busch distributors, and the overall development of the  Skinny brand.

Gross profit was $286,248 for the three months ended March 31, 2009 as compared to $(12,435) for the three months ended March 31, 2008 reflecting increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling and raw material costs.

Operating expenses were $1,131,325 for the three months ended March 31, 2009 as compared to $348,146 for the three months ended March 31, 2008.  The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as described below, along with the cost of hiring additional sales staff in our new expanded territories, along with the costs of the non-cash items of $239,050 for employee options and compensation expense.

Marketing and advertising was $481,240 for the three months ended March 31, 2009 as compared to $53,786 for the three months ending March 31, 2008 reflecting the Company’s direction in cost effectively establishing the Skinny brand with retailers and distributors with general brand promotion to introduce Skinny Water to the retail marketplace on a national level.

Interest expense was $2,750 for the three months ended March 31, 2009 as compared to $34,400 for the three months ended March 31, 2008 reflecting the positive impact of reducing debt and managing our inventory and receivables.

Pre-tax losses were $847,827 for the three months ended March 31, 2009, as compared to a loss of $394,981 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $207,120 at March 31, 2009, compared to $236,009 at March 31, 2008. The change in cash and cash equivalents primarily reflects our receipt of funds during the prior year from private placements of our securities, partially offset by operating losses of $847,827.

Operating Activities

Net cash used in operating activities totaled $1,326,684 for the quarter ended March 31, 2009 as compared to $383,969 for March 31, 2008. This is primarily attributable to operating losses of $847,827, partially offset by non-cash stock-based compensation expense of $239,050.

Investing Activities

Net cash used in investing activities totaled $46,408 in the period ended March 31, 2009 as compared to $0 for the prior year period.  Cash used in investing activities primarily represented net purchases of fixed assets.

Financing Activities

Net cash provided by financing activities totaled $1,344,203 for the quarter ended March 31, 2009 and $939,501 for the prior year period. Cash provided by financing activities was primarily due to our sale of our securities in private placements.

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

2009 Financing Activities

The Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. As of April 30, 2009, the Company accepted total subscriptions of $1,505,000 for an aggregate of 15,050 shares of Series A Preferred Stock. Net proceeds are approximately $1,400,000. The Company intends to use the proceeds from this offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

The Company has commenced an additional private offering for up to an additional $595,000 of shares of Series A Preferred Stock to accredited investors on the same terms as described above. There can be no assurance that the Company will complete the offering on such terms, or at all. The Company’s ability to complete the offering will depend, among other things, on market condition and the risks described in the Company’s filings with the Securities and Exchange Commission. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c of the Act.

2008 Financing Activities

As previously reported, we commenced a private offering of our  common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and we had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

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

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes and interest. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and interest and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2008, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. The current balance as of March 31, 2009 is $175,000.  Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July, 2010. This obligation has been paid down by an additional $35,000. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. As of March 31, 2009, we had no balance outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

Break Even and Profitability

We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be at breakeven during calendar year 2010 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,625 stores nationally. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have contracted with 32 DSDs in 19 states in the U.S. Currently we have been authorized to sell Skinny products in all ACME Markets, Giant of Carlisle, select Shop Rite stores.  Skinny products are now sold in over 2,000 stores.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have contracted with 33 DSDs in 20 states in the U.S., of which 12 are in the Anheuser Busch network.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

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

In connection with our marketing campaign, we have expended $2,083,646 for the year ended December 31, 2008 compared to $721,442 for the year ended December 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. For the quarter ended March 31, 2009, our marketing expenditures were $481,240, as compared to $53,786 for the prior year period. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements an additional sales managers. We expect to incur significant marketing and advertising expenditures during 2009 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of March 31, 2009,  we have 14 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A.    Risk Factors

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The conversion of the Series A Preferred Shares into shares of common stock is subject to the approval of the Company’s stockholders and there can be no guarantee the stockholder approval will be obtained.

Pursuant to the terms of this Agreement, the Company is offering its Series A Preferred Shares, for which there is no trading market. The common stock which the Company may issue upon the conversion of the Series A Preferred Shares (the “Conversion Shares”), will only be issued upon the occurrence of the mandatory conversion event as described in the Certificate of Designations, Rights and Limitations of the Series A Convertible Preferred Stock (the “Certificate of Designations”). As described in the Certificate of Designations, the Company will issue the Conversion Shares upon the date that the Secretary of State of Nevada accepts for filing an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock in an amount sufficient to permit the conversion of all of the outstanding Series A Preferred Shares into Conversion Shares (the “Amendment”). The Company’s ability to file the Amendment is subject to the approval of the Company’s stockholders, of which there can be no guarantee. If the Company’s stockholders do not approve the Amendment, then the holders of Series A Preferred Shares will not be able to convert such shares into Conversion Shares and may be required to hold their Series A Preferred Shares for an indefinite period of time. Although the Company may ultimately agree to redeem Series A Preferred Shares if it is unable to obtain shareholder approval of the Amendment, there can be no guarantee that the Company would have sufficient resources to do so.

Our Series A Preferred Stock financing may result in dilution to our common shareholders.

Dilution of the per share value of our common shares could result from the conversion of our shares of Series A Preferred Stock. Our Series A Preferred Stock will automatically be converted into common stock at the rate of $0.06 per share upon the date that the Secretary of State of Nevada accepts for filing an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock in an amount sufficient to permit the conversion of all of the outstanding Series A Preferred Shares. As of the date hereof, there are outstanding an aggregate of 12,795 shares of Series A Preferred Stock.  We may, however, issue up to an additional 8,205 shares of Series A Preferred Stock. Upon full conversion of the outstanding shares of Series A Preferred Stock, we would issue 21,325,000 shares of Common Stock. If we issue the additional shares of available Series A Preferred Stock, we would issue an additional 13,675,000 shares of Common Stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal quarter ended March 31, 2009 other than those disclosed in previous SEC filings.

During the quarter ended March 31, 2009, we did not repurchase any shares of our common stock.

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

SKINNY NUTRITIONAL CORP.

May 15, 2009	By: /s/ Ronald Wilson
Ronald Wilson
Chief Executive Officer

By: /s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer