Form 10-Q
period 2009-06-30
Skinny Nutritional Corp.
filed 2009-08-14
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ______________.

Commission File No. 0-51313

Skinny Nutritional Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0314792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Bala Plaza East, Suite 101 Bala Cynwyd, PA	19004
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (610) 784-2000

_______________________________________________________________
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
☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 245,963,879 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008 and our other reports filed with the Commission.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

●	our future financial results;

●	our future growth and expansion into new markets; and

●	our future advertising and marketing activities.

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

Part I

Item 1. Financial Statements

   Skinny Nutritional Corp
   And Subsidiary

Consolidated Financial Statements

   June 30, 2009

Skinny Nutritional Corp
And Subsidiary
June 30, 2009

Contents

Page
Financial Statements	5

Consolidated Balance Sheet, June 30, 2009 and December 31, 2008	6 - 7

Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008	8

Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2009 and the year ended December 31, 2008	9 - 10

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008	11 - 12

Notes to Consolidated Financial Statements	13 – 31

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$158,847	$236,009
Accounts receivable	902,501	489,944
Inventory	620,374	231,405
Prepaid expenses	68,695	64,920

Total current assets	1,750,417	1,022,278

FIXED ASSETS
Fixed assets	83,012
Accumulated depreciation	(3,693)	-

Total fixed assets	79,319

OTHER ASSETS
Deposits	33,192	45,346

TOTAL ASSETS	$1,862,928	$1,067,624

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Revolving line of credit	$91,908		$3,199
Line of credit	120,000		200,000
Accounts payable	675,048		873,315
Accrued expenses	211,060		102,796
Current portion of convertible notes			44,000
Settlements payable			75,000
Advances on purchase of common stock			375,600

Total current liabilities	1,098,016		1,673,910

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 15,000 shares issued and outstanding at June 30, 2009 and 0 issued at December 31, 2008	$15	$
Common stock, $.001 par value, 250,000,000 shares authorized, 225,484,079 shares issued and outstanding at June 30, 2009 and 195,503,317 shares issued and outstanding at December 31, 2008	225,484		195,503
Stock Subscriptions receivable	(315,666)		(473,500)
Additional paid-in capital	25,190,456		21,901,368
Accumulated deficit	(24,335,377)		(22,229,657)

Total stockholders’ equity (deficit)	764,912		(606,286)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$1,862,928		$1,067,624

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue – net	$1,190,960	$179,586	2,316,713	223,042

Cost of goods sold	823,706	176,345	1,663,211	232,236

Gross profit	367,254	3,241	653,502	(9,194)

Expenses
Marketing and advertising	630,580	263,017	1,111,820	316,803
General and administrative	980,786	336,609	1,630,871	630,969

Total expenses	1,611,366	599,626	2,742,691	947,772

Net (loss) from operations	(1,244,112)	(596,385)	(2,089,189)	(956,966)

Other income (expense)
Interest expense	(13,781)	(10,600)	(16,531)	(45,000)

Total other expenses	(13,781)	(10,600)	(16,531)	(45,000)

Income Taxes
Current
Deferred

Total income taxes

Net (Loss)	$(1,257,893)	$(606,985)	$(2,105,720)	$(1,001,966)

(Loss) per common share	$(.01)	$(.01)	$(.01)	$(.01)

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2009 (unaudited) and the Year Ended December 31, 2008

					Additional	Stock
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit
Balance, December 31, 2007			93,822,225	$93,822	$14,334,983	$	$(15,997,534)

Issuance of common stock for Cash @ $.04 less $255,926 in costs for issuing shares			70,700,000	70,700	2,501,374

Shares issued in exchange for Convertible debentures at $.14 per share			2,116,793	2,117	748,286

Shares issued in exchange for Convertible debentures at $.10 per share			825,000	825	261,112

Shares issued in exchange for Convertible debentures at $.05 per share			1,200,000	1,200	121,800

Shares issued in exchange for Convertible debentures at $.04 per share			1,369,375	1,369	324,543

Issuance of common stock in Exchange for Note and Interest At $.14 per share			1,155,870	1,156	160,666

Issuance of common stock in Exchange for Note and Interest At $.05 per share			300,000	300	14,700

Issuance of common stock in Exchange for Note and Interest At $.04 per share			1,975,000	1,975	77,025

Issuance of common stock in exchange For services rendered at $.33 per share			300,000	300	98,700

Issuance of common stock for cash at $.06 per share			11,564,417	11,564	682,301

Issuance of common stock in exchange for guarantees			6,150,000	6,150	467,350	(473,500)

Issuance of common stock in Exchange for warrant cancellation			2,024,637	2,025	(2,025)

Options issued in exchange for services					448,939

Warrants issued for services					1,483,614

Issuance of common stock for compensation at $.09 per share			2,000,000	2,000	178,000

Net loss for the year ended December 31, 2008							(6,232,123)

Balance, December 31, 2008			195,503,317	195,503	$21,901,368	$(473,500)	$(22,229,657)

Issuance of common stock for cash @ $.04 per share			1,875,000	1,875	73,125

Options issued in exchange for services					269,888

Payment in services for stock subscription						157,834

Issuance of common stock for cash at $.06 per share (inclusive of advance purchase)			28,013,262	28,013	1,277,183

Shares issued in exchange for Convertible debentures at $.06per share			92,500	93	3,907

Warrants issued for service					165,000

Issuance of preferred stock for cash at $100 per share	15,000	15			1,499,985

Net loss for the six months ended June 30, 2009							(2,105,720)

Balance, June 30, 2009	15,000	15	225,484,079	$225,484	$25,190,456	$(315,666)	$(24,335,377)

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,105,720)	$(1,001,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,693	0
Options issued for service	269,888	0
Warrants issued for service	165,000
Issuance of Common Stock for service	157,834	0

Changes in operating assets and liabilities:
(Increase) decrease in:

Accounts receivable	(412,557)	249,855
Inventories	(388,969)	(350,630)
Prepaid expenses	(3,775)	(42,464)
Deposits	12,154
Increase (decrease) in:
Advances on purchase of common stock	(375,600)
Accounts payable	(198,267)	(154,451)
Accrued expense	108,264	(18,522)
Accrued interest		(86,651)
Settlements Payable	(75,000)	(120,000)

Net cash used in operating activities	(2,843,055)	(1,524,829)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(83,012)	0
Net cash used in investing activities	(83,012)	0

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Statements of Cash Flows
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from note conversions, including Interest	4,000	(266,000)
Debenture		293,050
Issuance of Common Stock for Note and Interest		255,822
Subscription receivable		0
Stock subscription receivable		3,097,277
Proceeds from revolving line of credit	88,709	(317,007)
Proceeds (payments) from line of credit	(80,000)	(50,000)
Proceeds (payments) from notes payable	(44,000)	(184,787)
Issuance of common stock	1,380,196
Issuance of preferred stock	1,500,000

Net cash provided in financing activities	2,848,905	2,828,355

NET INCREASE (DECREASE) IN CASH	(77,162)	1,303,526
Cash and cash equivalents, beginning of period	236,009	18,740

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$158,847	$1,322,266

SUPPLEMENTAL DISCLOSURE
INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for interest	$16,531	$12,948

See notes to the unaudited consolidated financial statements

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

On November 15, 2006, holders of approximately 53% of the Company’s issued and outstanding Common Stock consented in writing to the adoption of resolutions approving an amendment to the Company’s Articles of Incorporation to change the Company’s corporate name to “Skinny Nutritional Corp.”

The Company had obtained the exclusive worldwide licensing rights to Skinny Water from Peace Mountain Natural Beverages Corp., along with certain associated trademarks. In July 2009, the Company completed the acquisition of the trademark “Skinny Water®” and other intellectual property assets of Peace Mountain Natural Beverages Corp.

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method. As of June 30, 2009 there was $620,374 in inventory on the books.

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4),  This FSP provides guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FSP requires additional disclosures for instruments within the scope of SFAS 157.  FSP FAS 157-4 were adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Instruments

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires publicly traded companies to disclosure the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  FSP FAS 107-2 and APB 28-1 were adopted by the Company for the interim period beginning April 1, 2009.

FASB Statement No. 165, Subsequent Events

In May 2009 the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 provides additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  SFAS No. 165 was adopted by the Company for the interim period June 30, 2009.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30,2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

On July 16, 2009, the Company entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) pursuant to which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the Distribution Agreement in the New York City metropolitan area. The Chief Executive Officer of the Distributor, Mr. William Wilson, is the brother of the Company’s Chief Executive Officer. The entire board of directors of the Company, in considering the Distribution Agreement, was aware of and considered this relationship and in determining to approve the Distribution Agreement, analyzed the benefits to the Company of the Distribution Agreement and determined that the terms of the Distribution Agreement are commercially reasonable and fair to the Company and materially comparable to the terms and conditions generally available to the Company in a similar agreement with an unrelated third party. Additional information about the Distribution Agreement is set forth in greater detail at note 19 to these financial statements.

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”),a holder of more that 5% of our outstanding common stock, pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

6.	PENDING CLAIMS

Except as described below, the Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on the Company.

On March 24, 2008, the Company had requested arbitration with Peace Mountain Corporation to clarify certain aspects of the licensing agreement. As previously disclosed, on July 7, 2009, the Company consummated the closing of its previously announced Asset Purchase Agreement with Peace Mountain pursuant to which the Company acquired from Peace Mountain the trademarks and other intellectual property assets of Peace Mountain as specified in the Asset Purchase Agreement and settled in all respects the above-referenced matter. Pursuant to the Settlement Agreement entered into in connection with the foregoing transaction, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims, subject to the limitations described in the Settlement Agreement.

On or about June 30, 2008, the Company filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against ROGO Capital, LLC (“ROGO”), FINRA Case No. 08-02163, alleging breach of contract and fraud claims concerning ROGO’s alleged misrepresentations made in connection with the Company’s retention of ROGO to serve as its placement agent and ROGO’s alleged non-performance under the placement agreement.  ROGO disputed these claims and in response, on or about September 4, 2008, ROGO filed a counterclaim in the FINRA arbitration against the Company alleging breach of the placement agreement and claiming damages of approximately $241,000.  The Company had disputed ROGO’s allegations and vigorously defended the counterclaim. The parties settled this dispute on June 2, 2009 and the Company made a payment to ROGO Capital of $14,250.

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes and interest. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and interest and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2008, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In May 2009, an additional convertible debenture in the aggregate principal amount of $4,000, and $1,550 in interest, was converted into 92,500 shares of common stock at a conversion rate of $.06 a share. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

8.	SALE OF EQUITY SECURITIES (Continued)

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

The Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder (the “Offering”) pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. Net proceeds from the Offering were approximately $1,990,000. Of this amount, $535,000 was not released to the Company from escrow until July 2009. The Company intends to use the proceeds from the Offering for working capital, repayment of debt and general corporate purposes.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

9.	CREDIT ARRANGEMENTS

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it will receive funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. The current balance outstanding as of June 30, 2009 is $120,000.  Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July 2010. Subsequent to June 30, 2009 this obligation has been paid down by an additional $10,000.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of June 30, 2009, we had $91,908 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

10.	LICENSING AND AGREEMENTS

On October 4, 2006, the Company entered into an amendment to its License and Distribution Agreement with Peace Mountain Natural Beverages Corporation. Pursuant to this amendment, the Company agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the Company's royalty obligation to Peace Mountain, pursuant to which amendment, the Company had a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000.

In April 2009, the Company entered into an Assets Purchase Agreement with Peace Mountain to acquire from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water”, “Skinny Shake”, “Skinny Tea”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, the Company and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. The closing of this transaction occurred in July 2009. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

11.	CASH DEPOSITED IN FINANCIAL INSTITUTIONS

The Company maintains its cash in bank deposit accounts and financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The bank accounts at times exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

12.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No 109 Accounting for Income Taxes”. SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2008, the Company has available unused operating loss carryforwards of approximately $12,000,000 which may be applied against future taxable income and which expire in various years through 2023.

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

13.	STOCKHOLDERS' EQUITY

At June 30, 2009 the Company had 250,000,000 shares of common stock authorized par value $.001.  Shares outstanding at June 30, 2009 were 225,484,079.  In addition the company also had 1,000,000 of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at June 30, 2009 were 15,000 shares of Series A Convertible Preferred Stock.

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

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

14.	STOCK OPTIONS (Continued)

Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As of June 30, 2009, there were 19,406,250 options issued and outstanding under the plan.

Expected volatility	142.2% to 148.6%
Expected dividends	0%
Expected term	4 years
Risk-free rate	4.78%

A summary of option activity as of June 30, 2009

		Weighted-Average Exercise Price	Weighted Average Remaining
Options	Shares		Contractual Term
Outstanding at January 1, 2006	150,000	$0.50
Granted	10,500,000	0.17
Exercised
Forfeited or expired	(7,650,000)	0.18

Outstanding at January 1, 2007	3,000,000	$0.17
Granted	9,325,000.14
Exercised
Forfeited or expired

Outstanding at January 1, 2008	12,325,000	$0.14
Granted	7,275,000	0.33
Exercised
Forfeited or expired	(175,000)
Outstanding at December 31, 2008	19,425,000	$0.21

Outstanding at January 1, 2009	19,425,000	$0.21
Granted
Exercised
Forfeited or expired	(18,750)	0.33
Outstanding at June 30, 2009	19,406,250	$0.21

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

14.	STOCK OPTIONS (Continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2009 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2006	150,000	0.50
Granted	10,500,000	0.17
Vested
Forfeited	(7,650,000)	0.18

Non-vested at January 1, 2007	3,000,000	0.17

Granted	9,325,000	0.13
Vested	(3,958,000)	0.14
Forfeited

Non-vested at January 1, 2008	8,367,000	0.13

Granted	7,275,000	0.33
Vested	(3,572,000)	0.33
Forfeited	(175,000)

Non-vested at December 31, 2008	11,895,000	0.19

Non-vested at January 1, 2009	11,895,000	0.19

Granted	0	0.33
Vested		0.33
Forfeited	(18,750)

Non-vested at March 31, 2009	11,876,250	0.19

On May 12, 2009, the Company’s Board of Directors adopted, subject to shareholder approval, the 2009 Equity Incentive Compensation Plan (the “2009 Plan”) and reserved 25,000,000 shares of common stock for issuance pursuant to awards granted thereunder. On July 2, 2009, the 2009 Plan was approved by stockholders at the Company’s Annual Meeting of Stockholders. The following types of awards, may be granted under the 2009 Plan: shares of restricted common stock or restricted stock units; options to acquire shares of common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Internal Revenue Code; non-qualified stock options to acquire shares of common stock, or NSOs; stock appreciation rights; performance-based awards; and other stock-based awards approved by the committee. The 2009 Plan may be administered by the Board of Directors or by a committee of the Board. Grants under the 2009 Plan may be made to the Company’s employees, directors, consultants and advisors. Each option shall expire within 10 years of the date of grant.

However, if ISOs are granted to persons owning more than 10% of the outstanding voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant. The 2009 Plan also has provisions that take effect if the Company experiences a change of control. The 2009 Plan provides that the exercise price for ISOs and NSOs shall not be less than the fair market value per share of the Company’s common stock at the date of grant.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

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

During the 2007 calendar year 2,959,390 warrants were issued to “Selling Agents” for private placement of common shares.  These warrants have an exercisable period of five years with an exercise prices ranging between .06 cents to .11 cents per share. During the third and fourth quarter of 2007 the company granted 690,000 warrants to investors who purchased convertible debt which was then converted into common shares these warrants have a three year exercise period with an exercise price of .50 cents.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

15.	STOCK PURCHASE WARRANTS (Continued)

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

In May 2009, Company granted 3,000,000 warrants to two consultants, which warrants are exercisable at $0.08 per share for a period of five years.

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Effective as of June 1, 2009, pursuant to the Consulting Agreement entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were provided with access to material information concerning the company.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

16.	STOCK PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2009 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2005	1,000,000	0.20
Granted	1,950,500	$0.73
Exercised
Forfeited

Outstanding at January 1, 2006	2,950,500	0.55
Granted	2,190,000	0.50
Exercised
Forfeited

Outstanding at January 1, 2007	5,140,500	0.53
Granted	5,749,390	0.19
Exercised
Forfeited	(1,075,000)	0.24

Outstanding at January 1, 2008	9,814,890	0.36
Granted	9,823,833	0.06
Exercised
Forfeited	(3,923,000)

Outstanding at December 31, 2008	15,715,723	0.23
Granted	8,500,000	0
Exercised
Forfeited	(640,000)

Outstanding at June 30, 2009	23,575,723	0.17

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

17.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares as of June 30, 2009.

	June 30,
	2009	2008
Loss from continuing operations available
to common stockholders	$(2,105,720)	$(1,001,966)

Weighted average of common shares outstanding
used in earnings per share during the period	220,592,321	106,161,141

Loss per common shares	$(.01)	$(.01)

18.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
On April 1, 2009 the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  Statement 157 does not require any new fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Companies consolidated financial statements.

In conjunction with the adoption of SFAS No. 157, the Company also adopted FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) on April 1, 2008.  FSP FAS 157-2 amends SFAS No. 157 to defer its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or April 1, 2009 for the Company.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

•	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

•	Level 3	Level 3 inputs are unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As of June 30, 2009 the Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis.

For cash the carrying amount is assumed to be a reasonable estimate of fair value.

For accrued interest, amounts are assumed to be a reasonable estimate of fair value.

Based on current borrowing rates, the fair value of convertible notes, notes payable and line of credit approximates their carrying value.

Skinny Nutritional Corp and Subsidiary
Notes to the Unaudited Consolidated Financial Statements
June 30, 2009

19.	SUBSEQUENT EVENTS

 As previously disclosed, on July 16, 2009, we entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase Products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty, as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non-renewal.  The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

On May 12, 2009, the Company’s Board of Directors adopted, subject to shareholder approval, the 2009 Equity Incentive Compensation Plan (the “2009 Plan”) and reserved 25,000,000 shares of common stock for issuance pursuant to awards granted thereunder.  On July 2, 2009, the 2009 Plan was approved by stockholders at the Company’s Annual Meeting of Stockholders. The following types of awards, may be granted under the 2009 Plan: shares of restricted common stock or restricted stock units; options to acquire shares of common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Internal Revenue Code; non-qualified stock options to acquire shares of common stock, or NSOs; stock appreciation rights; performance-based awards; and other stock-based awards approved by the committee. The 2009 Plan may be administered by the Board of Directors or by a committee of the Board. Grants under the 2009 Plan may be made to the Company’s employees, directors, consultants and advisors. Each option shall expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the outstanding voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant. The 2009 Plan also has provisions that take effect if the Company experiences a change of control. The 2009 Plan provides that the exercise price for ISOs and NSOs shall not be less than the fair market value per share of the Company’s common stock at the date of grant.

On July 2, 2009, at the Company’s 2009 Annual Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock. On July 6, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 500,000,000 shares.   In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically converted into an aggregate of 33,916,667 shares of common stock. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

In July 2009, the Company completed the asset purchase transaction with Peace Mountain pursuant to which the Company acquired certain trademarks and other intellectual property assets of Peace Mountain in consideration of the payment of an aggregate amount of $750,000. In connection with the closing of this transaction, the parties agreed to the dismissal of the pending arbitration proceeding. See Note 10 above for further information.

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

Until 2005 our efforts were focused primarily on the development and implementation of our business plan. Since the middle of 2006 we have engaged in significant marketing and sales activities related to our business plan of selling functional beverages and dietary supplements. For our 2008 fiscal year, we generated revenues of $2,179,055 and incurred a net loss of $6,232,123, of which $2,824,252 was non-cash related.  The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market through slotting fees, in-store advertising and sampling events. Further, we have generated revenues of $1,190,960 and $2,316,713 for the quarterly and six-month period ending June 30, 2009, respectively, and incurred a net loss of $2,105,721 for the six month period ending June 30, 2009. The net loss for June 30, 2009 includes general and administrative expenses related to the recognition of non-cash items for employee option expense and debt conversion cost in the amount of $643,100.   A significant amount of marketing expenses was related to establishing our brand in current markets and opening up new markets and distribution.   In addition, the net loss includes a significant amount of public company expenses incurred  as a reporting company. Since the date of the merger and reorganization, we have raised capital through private sales of our common equity and debt securities.

Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. Starting in our 2006 fiscal year, we have been able to devote a majority of our resources to product development, marketing and sales activities regarding our line of Skinny products, including the procurement of a number of purchase orders from distributors. This trend has continued during our 2009 fiscal year.

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced functional beverages. Enhanced functional beverages have been leading the growth of beverage consumption in the United States. Through the year ended December 31, 2008 and during the present fiscal year, we are operating our business, principally through marketing and distributing our “Skinny Water®” line of functional beverages.

Our Skinny Water® product line, includes six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine).  We expect to launch Skinny Teas and new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water® is formulated with a proprietary blend of vitamins, minerals and antioxidants. To market this product, we have relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”) and Interhealth. We worked closely with these companies to agree upon the ingredient blend utilized in Skinny Water. However, as previously reported, in July 2009 we completed the acquisition of the trademark “Skinny Water” and other intellectual property assets of Peace Mountain.

Skinny Water® contains no caffeine or sugar, and has no preservatives or artificial colors. Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

Our current business strategy is to develop and maintain our current national distribution relationship with Target Corporation, focus in establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams and retail-centered promotions and advertisements as well as building a national sales and distribution network to take our products into retail and direct store delivery (DSD) distribution channels.  As described in greater detail below, on July 16, 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York under which they will serve as our exclusive distributor of Skinny Water and other products in the New York City metropolitan area. Our entry into the New York City metropolitan area is in addition to the increase in our network of distributors to 47 distributors in 22 states.

We will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME and Shop Rite, for the distribution of Skinny Water. We expect to continue our efforts to distribute Skinny Water® through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Acquisition of Trademark Rights

We had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain   to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ®, “Skinny Tea®”, “Skinny Shot®”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Teas, Shakes, Smoothies and Coffees.

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

Management Changes

On December 1, 2008, we entered into an employment relationship with Mr. Ronald D. Wilson, to serve as the President and Chief Executive Officer of the Company effective immediately. Contemporaneously with Mr. Wilson’s appointment as the President and Chief Executive Officer of the Company, the Board elected Mr. Wilson to serve on the Company’s Board of Directors for a period of one year or until his successor is elected and qualified. Mr. Wilson was appointed to replace Mr. Donald McDonald as the Company’s President and Chief Executive Officer. Mr. McDonald continues to serve on the Company’s Board of Directors and as the Company’s Chief Financial Officer.

On July 2, 2009, the Company received notice from Mr. Michael Reis, the Company’s interim chief operating officer, that he has resigned from such position effective immediately. Mr. Reis had also previously served as member of the Company’s board of directors until the Company’s annual meeting of stockholders held on July 2, 2009.

Advisory Board

 On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. As described below, in December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Mr. Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. As previously reported, in April 2009, we agreed with Mr. Croce to cancel the ongoing royalty obligation payable by the Company, in consideration of which, we agreed to issue to him warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.  The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. Subsequently, we also granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. These securities were issued in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

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

At June 30, 2009, our cash and cash equivalents was approximately $158,847. We have been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. During fiscal 2009, we raised an aggregate amount of $2,035,000 from the sale of shares of Series A Convertible Preferred Stock to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in it’s projected growth. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2008, citing recurring losses and negative cash flows from operations. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs.  Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Operating Expenses – Operating expenses include selling expenses such as advertising, commissions, sampling and in-store demonstration costs, slotting fees, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of our prior distributors, entertainment, insurance, postage, depreciation and other general and administrative costs.

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

Management Discussion and Analysis:

Results of Operations: Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Net revenues were $1,190,960 for the three months ended June 30, 2009 as compared to $179,586 for the three months ended June 30, 2008. This increase reflects increased product sales as a result of our focusing resources on the marketing and distribution of Skinny Water’s six new flavors, preparing for the launch of these products into our forty-seven current DSDs in 22 states, including  twelve Anheuser Busch distributors, and the overall development of the Skinny brand.

Gross profit was $367,254 for the three months ended June 30, 2009 as compared to $3,241 for the three months ended June 30, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling and raw material costs and freight costs.

Operating expenses were $1,611,366 for the three months ended June 30, 2009 as compared to $599,626 for the three months ended June 30, 2008.  The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as described below, along with the cost of hiring additional sales staff in our new expanded territories, along with the costs of the non-cash items of $404,050 for employee options and compensation expense.

Marketing and advertising was $630,580 for the three months ended June 30, 2009 as compared to $263,017 for the three months ending June 30, 2008 reflecting the Company’s direction in effectively establishing the Skinny brand with retailers and distributors with general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of slotting fees, in-store advertising and sampling events.

Interest expense was $13,781 for the three months ended June 30, 2009 as compared to $10,600 for the three months ended March 31, 2008 reflecting the increased borrowing manage our inventory and receivables.

Pre-tax losses were $1,257,893 for the three months ended June 30, 2009, inclusive of non-cash loss of $404,050 as compared to a loss of $606,895 for the three months ended June 30, 2008.

Results of Operations: Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Net revenues were $2,316,713 for the six months ended June 30, 2009 as compared to $223,042 for the six months ended June 30, 2008. This increase reflects increased product sales as a result of our focusing resources on the marketing and distribution of Skinny Water’s six new flavors, preparing for the launch of the product into our forty-seven current DSDs in 22 states, including twelve Anheuser Busch distributors, and the overall development of the Skinny brand.

Gross profit was $653,502 for the three months ended June 30, 2009 as compared to a loss of $9,194 for the six months ended June 30, 2009. This reflects increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling, raw material and freight costs.

Operating expenses were $2,742,691 for the six months ended June 30, 2009 as compared to $947,772 for the six months ended June 30, 2008.  The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as described below, along with the cost of hiring additional sales staff in our new expanded territories, along with the costs of the non-cash items of $592,722 for employee options and compensation expense.

Marketing and advertising was $1,111,820 for the six months ended June 30, 2009 as compared to $316,803 for the six months ending June 30, 2008 reflecting the Company’s direction in effectively establishing the Skinny brand with retailers and distributors with general brand promotion, to introduce Skinny Water® to the retail marketplace on a national level. This increase includes expenses consisting of slotting fees, in-store advertising and sampling events.

Interest expense was $16,531 for the six months ended June 30, 2009 as compared to $45,000 for the six months ended June 30, 2008.

Pre-tax losses were $2,105,720, for the three months ended June 30, 2009, inclusive of non-cash loss of $592,722 as compared to a loss of $1,001,966 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $158,847 at June 30, 2009, compared to $1,322,266 at June 30, 2008. The change in cash and cash equivalents primarily reflects our use of funds during the prior year from operations, partially offset operating losses.

Operating Activities

Net cash used in operating activities totaled $2,843,055 for the six months ended June 30, 2009 as compared to $1,524,829 for June 30, 2008. This is primarily attributable to operating losses of $2,105,720 and to create additional inventory to service our increased revenue base, partially offset by non-cash stock-based compensation expense of $592,722.

Investing Activities

Net cash used in investing activities totaled $83,012 in the period ended June 30, 2009 as compared to $0 for the prior year period.  Cash used in investing activities primarily represented net purchases of fixed assets.

Financing Activities

Net cash provided by financing activities totaled $2,848,905 for the quarter ended June 30, 2009 and $2,828,355 for the prior year period. Cash provided by financing activities was primarily due to our sale of our securities in private placements.

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

We have developed operating plans (forecasts) that project profitability based on known assumptions of units sold, retail and wholesale pricing, cost of goods sold, operating expenses as well as the investment in advertising and marketing. These operating plans are adjusted based on actual results for the current period and projected into the future and include statement of operations, balance sheets and sources and uses of cash. No assurances can be given that our operating plans are accurate nor can any assurances be provided that we will attain any such targets that we may develop.

2009 Financing Activities

The Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. As of June 30, 2009, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,035 shares of Series A Preferred Stock. Of this amount, $535,000 was not released to the Company from escrow until July 2009. Net proceeds are approximately $1,990,000. The Company intends to use the proceeds from this offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of Common Stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock , upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically converted into an aggregate of 33,916,667 shares of common stock. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

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

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 dollar note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes and interest. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and interest and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 (inclusive of accrued interest of $18,756) to the holders of outstanding convertible debentures upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2008, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants.  In May 2009, the holder of a convertible debenture in the principal amount of $4,000 agreed to convert such amount, along with $1,550 in interest, into 92,500 shares of common stock at a conversion rate of $.06 a share. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $350,000. The Company has applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. The current balance as of June 30, 2009 is $120,000.  Interest payments are due on a monthly basis. Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July, 2010 and this obligation has been paid down by an additional $10,000. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line such that we may borrow up to 85% of the face amount of eligible accounts, up to a maximum of $2,000,000.  As of June 30, 2009, we had $91,908 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

In connection with its establishment of an advisory board in March 2008 and execution of a consulting agreement with one advisor, the Company agreed to issue to such persons a total of 6,000,000 common stock purchase warrants to the advisors. The warrants are exercisable for a period of five years at a price of $0.05. In addition, the Company also agreed in March 2008 to issue 1,000,000 additional warrants to an individual consultant not serving on the advisory board in consideration of consulting services to be provided to the Company on the same terms as described above. Further, in May 2009, the Company agreed to issue an additional 3,000,000 warrants to an advisory board member and a consultant, which warrants are exercisable for five years at a price of $0.08 per share. The issuance of the foregoing warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were either accredited investors or otherwise provided with access to material information concerning the Company.

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

On July 6, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 500,000,000 shares.  On July 2, 2009, at the Company’s 2009 Annual Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.

Break Even and Profitability

We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be targeting breakeven if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have contracted with 47 DSDs in 22 states in the U.S. Currently we have been authorized to sell Skinny products in all ACME Markets, Giant of Carlisle, Stop & Shop, Shaw’s and select Shop Rite stores.  Skinny products are now sold in over 2,500 stores.

In connection with our marketing campaign, we have expended $2,083,646 for the year ended December 31, 2008 compared to $721,442 for the year ended December 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. For the six months ended June 30, 2009, our marketing expenditures were $1,111,820 as compared to $316,803 for the prior year period. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements and additional sales managers. We expect to incur significant marketing and advertising expenditures during 2009 to bring our new line of products to market. We believe that marketing and advertising are critical to our success.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have contracted with 47 DSDs in 22 states in the U.S., of which 12 are in the Anheuser Busch network.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

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

           As previously disclosed, on July 16, 2009, we entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase Products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non-renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of June 30, 2009, we have 17 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4),  This FSP provides guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FSP requires additional disclosures for instruments within the scope of SFAS 157.  FSP FAS 157-4 were adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Instruments

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires publicly traded companies to disclosure the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  FSP FAS 107-2 and APB 28-1 were adopted by the Company for the interim period beginning April 1, 2009.

FASB Statement No. 165, Subsequent Events

In May 2009 the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 provides additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  SFAS No. 165 was adopted by the Company for the interim period June 30, 2009.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30,2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

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

Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On March 24, 2008, the Company requested arbitration with Peace Mountain Natural Beverages Corporation (“Peace Mountain”) to clarify certain aspects of the licensing agreement before the American Arbitration Association in Providence, R.I. As previously disclosed, on July 7, 2009, the Company consummated the closing of its previously announced Asset Purchase Agreement with Peace Mountain pursuant to which the Company acquired from Peace Mountain the trademarks and other intellectual property assets of Peace Mountain as specified in the Asset Purchase Agreement and settled in all respects the above-referenced matter. Pursuant to the Settlement Agreement entered into in connection with the foregoing transaction, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims, subject to the limitations described in the Settlement Agreement.

On or about June 30, 2008, the Company filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against ROGO Capital, LLC (“ROGO”), FINRA Case No. 08-02163, alleging breach of contract and fraud claims concerning ROGO’s alleged misrepresentations made in connection with the Company’s retention of ROGO to serve as its placement agent and ROGO’s alleged non-performance under the placement agreement.  ROGO disputed these claims and in response, on or about September 4, 2008, ROGO filed a counterclaim in the FINRA arbitration against the Company alleging breach of the placement agreement and claiming damages of approximately $241,000.  The Company disputed ROGO’s allegations and vigorously defended the counterclaim.  In June 2009, Skinny Nutritional agreed to pay $14,250 to ROGO in full settlement of the arbitration.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the fiscal quarter ended June 30, 2009 other than those disclosed in previous SEC filings.

During the quarter ended June 30, 2009, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

               On July 2, 2009, we held our Annual Meeting of Stockholders. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was May 12, 2009. As of such date, there were issued and outstanding 225,484,079 shares of Common Stock and 12,795 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled for voting purposes to the number of votes equal to the number of shares of Common Stock into which it is then convertible, rounded to the nearest whole number and is entitled to vote together with the holders of Common Stock on all matters as to which holders of Common Stock are entitled to vote, as a single class. Accordingly, there a total of 246,809,079 votes were entitled to vote on the matters presented at this meeting.

Election of directors:

In connection with the stockholders meeting, we solicited proxies for the election of Ronald D. Wilson, Michael Salaman, Donald J. McDonald and William R Sasso as our directors. Our stockholders voted to elect each of the following persons by the votes indicated below:

Nominee	For	Withheld
Ronald D. Wilson	180,874,855	483,361
Michael Salaman	178,139,506	3,218,710
Donald J. McDonald	178,064,413	3,168,803
William R. Sasso	178,179,461	3,178,755

Additionally, we solicited proxies for (i) the approval of an amendment to our Articles of Incorporate to increase the authorized number of shares of common stock from 250,000,000 to 500,000,000; (ii) the approval of an amendment to our Articles of Incorporate to increase the authorized number of shares of preferred stock from 1,000,000 to 2,000,000; and (iii) the adoption of our 2009 Equity Incentive Compensation Plan. Approval of both of the proposals to amend the Articles of Incorporation required the affirmative vote by holders of a majority of the outstanding shares of Common Stock and Series A Preferred Stock entitled to vote on the matters. Therefore, in each of these cases an abstention or a broker “non vote” had the effect of a negative vote. Approval of the adoption of the 2009 Equity Incentive Compensation Plan required the affirmative vote by holders of at least a majority of the votes cast at the meeting. Shares deemed present at the meeting but not entitled to vote, such as in the case of broker “non votes” had no effect on this proposal. At the meeting, our stockholders approved the amendment to our Articles of Incorporation to increase the number of authorized shares of common stock and the adoption of the 2009 Equity Incentive Compensation Plan. However, we did not receive the requisite vote of our stockholders necessary to approve the proposal to amend our Articles of Incorporation to increase the number of authorized shares of preferred stock. Shares were voted at the stockholders meeting on these items as follows:

Approval of an amendment to our Articles of Incorporate to increase the authorized number of shares of common stock:

For	164,033,465
Against	19,369,930
Abstain	1,210,274
Broker Non-Votes	3

Approval of an amendment to our Articles of Incorporate to increase the authorized number of shares of preferred stock:

For	98,928,431
Against	4,526,876
Abstain	206,455
Broker Non-Votes	80,951,910

Adoption of the 2009 Equity Incentive Compensation Plan:

For	98,306,061
Against	4,795,986
Abstain	559,715
Broker Non-Vote	80,951,910

Item 5.   Other Information

 On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Incentive Compensation Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the board will amend the warrant agreements previously issued to the Company’s Chief Executive Officer, Pasqual Croce (together with Liquid Mojo LLC, a holder of more that 5% of the Company’s common stock), and two consultants. Mr. Wilson presently holds warrants to purchase an aggregate of 4,500,000 shares of common stock which will be covered by this amendment. Mr. Croce and Liquid Mojo collectively hold warrants to purchase 5,500,000 shares of common stock which will be covered by this amendment. The warrants held by the consultants covered by this amendment are exercisable for 2,500,000 shares of common stock.

In addition, on August 14, 2009, the Board of Directors approved option grants under the 2009 Equity Incentive Compensation Plan to Messrs. Wilson, McDonald and Salaman on the following terms: options to purchase 2,000,000 shares of common stock, exercisable at the closing price on the date of grant for a period of five years and which vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction.

Further, on August 14, 2009, the Board approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06 and will include a cashless exercise provision as described above.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.				X

2.2	Amendment to Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.				X

3.1	Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock	8-K	5/4/09	3.1

3.2	Certificate of Amendment to Articles of Incorporation.	8-K	7/7/09	3.1

4.1	Form of Warrant issued to Mr. John David Alden				X

4.2	Form of Warrant issued to Advisory Board Member				X

4.3	Form of Warrant issued to Liquid Mojo LLC				X

10.1	Form of Subscription Agreement	8-K	5/4/09	10.1

10.2	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp.				X

10.3	Consulting Agreement between the Company and Mr. John David Alden				X

10.4	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp.				X

10.5	2009 Equity Incentive Compensation Plan ††	Definitive Proxy Statement	5/28/09	B

10.6	Distribution Agreement with Canada Dry Bottling Company of New York †				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

†
Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

††	Compensation plans and arrangements for executives and others.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

August 14, 2009	By: /s/ Ronald Wilson
Ronald Wilson
Chief Executive Officer

By: /s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer