Form 10-Q
period 2009-09-30
Skinny Nutritional Corp.
filed 2009-11-23
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________     to ______________.

Commission File No. 0-51313
____________________

Skinny Nutritional Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0314792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Bala Plaza East, Suite 101 Bala Cynwyd, PA	19004
(Address of principal executive offices)	(Zip Code)
_______________________________________
Issuer’s telephone number:  (610) 784-2000
_______________________________________

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
 ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 269,740,590 shares of common stock, $0.001 par value, issued and outstanding as of November 12, 2009.

Skinny Nutritional Corp.

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

I.   Part I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Skinny Nutritional Corp.
Condensed Consolidated Balance Sheet

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,479	$236,009
Accounts receivable, net	1,309,459	489,944
Inventory	474,666	231,405
Prepaid expenses	60,277	64,920

Total current assets	1,873,881	1,022,278

Property and equipment, net	90,659	—

Trademarks	783,101	—
Deposits	33,192	45,346

	$2,780,833	$1,067,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Revolving line of credit	$614,228	$3,199
Line of credit	89,999	200,000
Accounts payable	1,116,401	873,315
Accrued expenses	563,244	102,796
Current portion of convertible notes	—	44,000
Settlements payable	—	75,000
Advances on purchase of common stock	—	375,600

Total current liabilities	2,383,872	1,673,910

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Series A Convertible Preferred stock, .001 par value, 1,000,000 shares authorized, 5,920 shares issued and outstanding	6	—
Common stock, .001 par value, 500,000,000 shares authorized, 252,566,684 shares issued and outstanding at September 30, 2009 and 195,503,317 shares issued and outstanding at December 31, 2008	252,566	195,503
Deferred financing costs	(236,749)	(473,500)
Additional paid-in capital	27,624,223	21,901,368
Accumulated deficit	(27,243,085)	(22,229,657)

Net stockholders’ equity (deficit)	396,961	(606,286)

Total liabilities and stockholders’ equity (deficit)	$2,780,833	$1,067,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

Skinny Nutritional Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Revenue, net	$1,543,799	$970,593	$3,861,549	$1,193,635

Cost of goods sold	1,023,984	625,513	2,686,817	857,749

Gross profit	519,815	345,080	1,174,732	335,886

Operating expenses:
Marketing and advertising	995,634	694,494	2,109,237	1,011,297
General and administrative	950,744	1,121,752	2,423,781	1,752,721

Total operating expenses	1,946,378	1,816,246	4,533,018	2,764,018

Loss from operations	(1,426,563)	(1,471,166)	(3,358,286)	(2,428,132)

Interest expense	103,444	(5,944)	277,809	(50,944)

Net loss	$(1,530,007)	$(1,477,110)	$(3,636,095)	$(2,479,076)

Deemed Dividends in Preferred Stock	1,377,333	0	1,377,333	0

Net loss attributable to common stockholders	(2,907,340)	(1,477,110)	(5,013,428)	(2,479,076)

Weighted average common shares outstanding, basic and diluted	227,270,224	133,851,283	227,270,224	133,851,283

Net loss per share attributable to common stockholders, basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Skinny Nutritional Corp.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2009 (unaudited) and the Year Ended December 31, 2008

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance, December 31, 2007			93,822,225	$93,822	$14,334,983		$(15,997,534)	$(1,568,729)

Issuance of common stock for cash @ $.04 less $255,926 in costs for issuing shares			70,700,000	70,700	2,501,374			2,572,074

Shares issued in exchange for convertible debentures at $.14 per share			2,116,793	2,117	748,286			750,403

Shares issued in exchange for convertible debentures at $.10 per share			825,000	825	261,112			261,937

Shares issued in exchange for convertible debentures at $.05 per share			1,200,000	1,200	121,800			123,000

Shares issued in exchange for convertible debentures at $.04 per share			1,369,375	1,369	324,543			325,912

Issuance of common stock in Exchange for Note and Interest At $.14 per share			1,155,870	1,156	160,666			161,822

Issuance of common stock in exchange for note and interest At $.05 per share			300,000	300	14,700			15,000

Issuance of common stock in exchange for note and interest At $.04 per share			1,975,000	1,975	77,025			79,000

Issuance of common stock in exchange for services rendered at $.33 per share			300,000	300	98,700			99,000

Issuance of common stock for cash at $.06 per share			11,564,417	11,564	682,301			693,865

Issuance of common stock in exchange for guarantees			6,150,000	6,150	467,350	$(473,500)		—

Issuance of common stock in exchange for warrant cancellation			2,024,637	2,025	(2,025)			—

Options issued in exchange for services					448,939			448,939

Warrants issued for services					1,483,614			1,483,614

Issuance of common stock for compensation at $.09 per share			2,000,000	2,000	178,000			180,000

Net loss for the year ended December 31, 2008							(6,232,123)	(6,232,123)

Balance, December 31, 2008			195,503,317	$195,503	$21,901,368	$(473,500)	$(22,229,657)	$(606,286)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Skinny Nutritional Corp.
Condensed Consolidated  Statement of Stockholders’ Equity (Deficit) - Continued
For the Nine Months Ended September 30, 2009 (unaudited) and the Year Ended December 31, 2008

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance, December 31, 2008			195,503,317	$195,503	$21,901,368	$(473,500)	$(22,229,657)	$(606,286)

Issuance of common stock for cash @ $.04 per share			1,875,000	1,875	73,125			75,000

Options issued in exchange for services					474,849			474,849

Deferred financing costs						236,751		236,751

Issuance of common stock for cash at $.06 per share (inclusive of advance purchase)			28,013,260	28,012	1,277,183			1,305,195

Shares issued in exchange for convertible debentures at $.06per share			92,500	93	3,907			4,000

Warrants issued for service					330,000			330,000

Issuance of preferred stock for cash at $100 per share	15,000	$15			1,499,985			1,500,000

Conversion of preferred stock into common stock	(9,080)	(9)	15,133,333	15,133	(15,124)

Issuance of common stock for Cash @ $.06 per share			8,916,667	8,917	526,083			535,000

Issuance of common stock in exchange for rent and services			2,044,802	2,045	154,002			156,047

Issuance of common stock for board services			250,000	250	22,250			22,500

Warrant conversion to common stock			737,805	738	(738)			—

Net loss for the nine months ended September 30, 2009							(3,636,095)	(3,636,095)

Deemed dividends on preferred stock					1,377,333		(1,377,333)

Balance, September 30, 2009	5,920	$6	252,566,684	$252,566	$27,624,223	$(236,749)	$(27,243,085)	$396,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

Skinny Nutritional Corp.
Condensed Statement of Cash Flows
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,636,095)	$(2,479,076)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	11,103	—
Options issued for service	474,849	608,416
Warrants issued for service	330,000	—
Issuance of common stock for service	415,298	99,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(819,515)	(173,396)
Inventories	(243,261)	(981,207)
Prepaid expenses	4,642	(23,881)
Deposits	12,154	—
Increase (decrease) in:
Advances on purchase of common stock	(375,600)	—
Accounts payable	243,086	440,627
Accrued expense	460,448	44,349
Accrued interest	—	(86,651)
Settlements payable	(75,000)	(120,000)

Net cash (used in) operating activities	(3,197,891)	(2,671,819)

Cash flows from investing activities:
Purchase of trademarks	(783,101)	—
Purchase of property and equipment	(101,762)	—

Net cash (used in) investing activities	(884,863)	—

Cash flows from financing activities:
Proceeds from (payments) on note conversions including interest	4,000	(266,000)
Debenture	—	293,050
Issuance of common stock for note and interest	—	255,822
Subscription receivable	—	3,138,364
Proceeds from (payments) on revolving line of credit	611,029	(317,164)
Payments on line of credit	(110,001)	(50,000)
Payments on convertible notes payable	(44,000)	(184,787)
Issuance of common stock	1,915,196	—
Issuance of preferred stock	1,500,000	—

Net cash provided by financing activities	3,876,224	2,869,285

Net increase (decrease) in cash	(206,530)	197,466

Cash and cash equivalents, beginning of period	236,009	18,740

Cash and cash equivalents, end of period	$29,479	$216,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$277,809	$50,944
Non-cash financing activity for deemed dividend on preferred stock	1,377,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months ended September 30, 2009

1.	ORGANIZATION AND OPERATIONS

The Company is a Nevada corporation and has one wholly-owned subsidiary, Creative Enterprises, Inc.  Creative Enterprises, Inc. owns Creative Partners International, LLC.

The Company has exclusive worldwide licensing rights to Skinny Water from Peace Mountain Natural Beverages Corp., along with certain associated trademarks. In July 2009, the Company completed the acquisition of the trademark “Skinny Water®.”

Interim Financial Statements

The accompanying financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 6, 2009.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year end condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts have been eliminated upon consolidation.

Going Concern and Management Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is dependent on raising additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To date, the company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, the company currently has no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.

At September 30, 2009, our cash and cash equivalents was approximately $29,479. The company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions. During fiscal 2009, we raised an aggregate amount of $3,415,196 from the sale of securities to accredited investors in private placements.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

1.	ORGANIZATION AND OPERATIONS - CONTINUED

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards Codification (ASC) topic 718 (stock compensation).  ASC topic 718 requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25.  ASC topic 718 requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

The Company measures compensation cost issued to non employees in accordance with ASC topic 505-50-15, “Equity Based Payment to Non-employees”.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30, 2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

ASC Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In June 2009, FASB issued guidance on identifying circumstances that indicate a transaction is not orderly and guidance on identifying estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This guidance  emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This guidance  requires additional disclosures for instruments within the scope of SFAS 157.  This guidance was adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 855, Subsequent Events

In May 2009, the FASB issued guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  This guidance was adopted by the Company for the interim period June 30, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

ASC Topic 825-10-50, Interim Disclosures about Fair Value of Instruments (ASC Topic 825-10-65)

In April 2009 the FASB issued guidance which requires publicly traded companies to disclose the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  This guidance was adopted by the Company for the interim period beginning April 1, 2009.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

3.    RELATED PARTY TRANSACTIONS

On January 10, 2008 the Company issued two million shares of stock to its Chairman in consideration for his personal guarantee of the Valley Green Loan. On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of Mr. Michael Salaman, its Chairman and Mr. Donald McDonald, its Chief Executive Officer, in consideration of their agreement to provide a personal guaranty in connection with the factoring agreement the Company entered into in November 2007.

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

Prior to becoming its Chief Executive Officer, Mr. Ronald Wilson was appointed to the company’s Advisory Board in March 2008 and in connection with that appointment was granted warrants to purchase 1,500,000 shares of Common Stock exercisable at $.05 per share. Mr. Wilson had participated in a private placement of common stock in April 2008 and purchased 2,500,000 shares of Common Stock in that transaction. Subsequently, the company granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson. These warrants are also exercisable for a period of five years at a price of $0.05 per share. On April 29, 2009, the Company’s Chief Executive Officer purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities, which shares of preferred stock were converted into an aggregate of 1,000,000 shares of Common Stock in July 2009.

On July 16, 2009, the Company entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) pursuant to which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the Distribution Agreement in the New York City metropolitan area. The Chief Executive Officer of the Distributor, Mr. William Wilson, is the brother of the Company’s Chief Executive Officer. The entire board of directors of the Company, in considering the Distribution Agreement, was aware of and considered this relationship and in determining to approve the Distribution Agreement, analyzed the benefits to the Company of the Distribution Agreement and determined that the terms of the Distribution Agreement are commercially reasonable and fair to the Company and materially comparable to the terms and conditions generally available to the Company in a similar agreement with an unrelated third party. Additional information about the Distribution Agreement is set forth in greater detail at Note 12 on these financial statements.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

3.    RELATED PARTY TRANSACTIONS - CONTINUED

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), a holder of more that 5% of our outstanding common stock, pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. Further, on August 14, 2009, the Company approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

On July 2, 2009 the Company approved the issuance of shares of restricted stock to certain of its officers and directors. The Company granted its Chairman 50,917 shares of restricted stock in lieu of approximately $5,600 owed for accrued benefits. The Company granted its Chief Financial Officer 295,551 shares of restricted stock in lieu of an amount of approximately $28,930 owed for accrued benefits and compensation. The Company also granted Mr. William R. Sasso, a newly elected director, an award of 250,000 shares of restricted stock.

On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Incentive Compensation Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the Company amended the warrant agreements previously issued to the Company’s Chief Executive Officer, Pasqual Croce (together with Liquid Mojo LLC, a holder of more that 5% of the Company’s common stock), and two consultants. Mr. Croce and Liquid Mojo collectively hold warrants to purchase 5,500,000 shares of common stock which were covered by this amendment. Mr. Wilson presently holds warrants to purchase an aggregate of 4,500,000 shares of common stock which were covered by this amendment. The warrants held by the consultants covered by this amendment are exercisable for 2,500,000 shares of common stock.

In addition, on August 14, 2009, the Board of Directors approved option grants under the 2009 Equity Incentive Compensation Plan to each of its Chief Executive Officer, Chief Financial Officer and Chairman on the following terms: options to purchase 2,000,000 shares of common stock, exercisable at the closing price on the date of grant for a period of five years and which vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

4.     CONVERTIBLE DEBENTURES

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

5.     SALE OF EQUITY SECURITIES

The Company commenced a private offering of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and received subscriptions of approximately $3.1 million. In this offering, the company received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $2.8 million. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

5.     SALE OF EQUITY SECURITIES - CONTINUED

Commencing in November 2008, a private offering was conducted pursuant to which the company sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds raised in the November Offering were $1,867,690 and the subscribers purchased an aggregate of 31,128,167 shares of common stock. The Company intends to use the net proceeds from the November Offering of approximately $1,800,000 for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock.

In addition to these transactions, the Company sold an aggregate of $175,000 of shares of its common stock to three individual accredited investors in private sales and issued these investors a total of 3,541,667 shares of common stock.

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's consolidated statement of cash flow reflects the issuance of preferred stock in the Offering of $1,500,000 since subscriptions for $535,000 were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company is using the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of Common Stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of September 30, 2009, holders of 9,080 shares of Series A Preferred Stock had received 15,133,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

6.	CREDIT ARRANGEMENTS

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it  received funds in the amount of $350,000. The Company applied this amount to satisfy its obligations to Madison Bank under the Forbearance Agreement. Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. The Company was obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. Interest payments are due on a monthly basis. The current balance outstanding as of September 30, 2009 is $89,999.  Pursuant to this arrangement with Valley Green Bank, the loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July 2010. Subsequent to September 30, 2009 this obligation has been paid down by an additional $10,000.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of September 30, 2009, we had $614,228 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the  company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the company to repurchase a purchased account on demand. In connection with this arrangement, the Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

7.	LICENSING AND AGREEMENTS

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

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

7.	LICENSING AND AGREEMENTS - CONTINUED

In April 2009, the Company entered into an Assets Purchase Agreement with Peace Mountain to acquire from Peace Mountain certain trademarks and other intellectual property assets. The acquired trademarks include the “Skinny Water”, “Skinny Shake”, “Skinny Tea” trademarks. In consideration of the purchase , the company agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these trademarks, the Company and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. The closing of this transaction occurred in July 2009. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

8.	INCOME TAXES

ASC Topic 740-10, Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2008, the Company has available unused operating loss carryforwards of approximately $12,000,000 which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards. The Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

9.	STOCKHOLDERS' EQUITY

At September 30, 2009 the Company had 500,000,000 shares of common stock authorized par value $.001.  Shares outstanding at September 30, 2009 were 252,566,684.  In addition, the company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at September 30, 2009 were 5,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During May and June 2009, the company issued shares of Series A Preferred Stock (“Series A”). The Series A conversion price represented a discount from the estimated fair value of the Common Stock at the time of issuance. Accordingly, the discount amount is considered incremental yield ("the beneficial conversion feature") to the preferred stockholders and has been accounted for a deemed dividend of approximately $1.37 million has been added to the net loss in the calculation of net loss applicable to common stockholders in the three months and nine months ended September 30, 2009.

10.	STOCK OPTIONS

Our Board of Directors initially adopted our Employee Stock Option Plan (the “Old Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The Old Plan terminated ten years from the date of its adoption by the Board. Our Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval the amendment of the Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under the Old Plan, the company may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of September 30, 2009, 27,512,500 options were issued and outstanding. Awards under this plan are made by the Board of Directors or a committee of the Board.

Under the plan, options are granted at the market price of the stock on the day of the grant. Options granted  to persons owning more than 10% or more of the outstanding voting stock are granted at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

10.	STOCK OPTIONS - CONTINUED

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

In December 2008, the Company’s Board of Directors approved the grant of 2,000,000 options to its new Chief Executive Officer and in May 2009, the Board of Directors approved the grant of an aggregate of 575,000 options to certain employees, all of which grants were subject to the approval by the Company’s stockholders of the 2009 Plan. Following the approval of the Company’s stockholders of the 2009 Plan on July 2, 2009, the foregoing grants became effective as of such date. The exercise price of such options is equal to the fair market value of the Company’s Common stock on the date of stockholder approval of the 2009 Plan, as determined in accordance with the 2009 Plan.

On August 14, 2009, the Board of Directors approved the grant of 7,550,000 options under the 2009 Plan, including grants of 2,000,000 options to each of Messrs. Wilson, McDonald and Salaman.  All options are exercisable at the closing price on the date of grant for a period of five years and vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. Accordingly, of these options,  1,887,500 of the options were granted for prior services and vested immediately. The remaining 5,662,500 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

10.	STOCK OPTIONS - CONTINUED

Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As of September 30, 2009, there were 27,500,000 options issued and outstanding under the Company’s plans.

Expected volatility	149.17%

Expected dividends	0%

Expected term	3.5 years

Risk-free rate	2.93%

A summary of option activity as of September 30, 2009:

		Weighted-Average
Options	Shares	Exercise Price
Outstanding at January 1, 2008	12,325,000	$0.14
Granted	7,275,000	0.33
Exercised
Forfeited or expired	(175,000)
		$
Outstanding at January 1, 2009	19,425,000	$0.21
Granted	8,200,000	.10
Exercised
Forfeited or expired	(125,000)	0.33
Outstanding at September 30, 2009	27,500,000	$0.18

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

10.	STOCK OPTIONS - CONTINUED

A summary of the status of the Company’s non-vested shares as of September 30, 2009 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value

Non-vested at January 1, 2008	8,367,000	0.13

Granted	7,275,000	0.33
Vested	(3,572,000)	0.33
Forfeited	(175,000)

Non-vested at December 31, 2008	11,895,000	0.19

Granted	8,200,000	0.10
Vested	(4,945,000)	0.21
Forfeited	(125,000)

Non-vested at September 30, 2009	15,025,000	0.17

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

11.	STOCK PURCHASE WARRANTS

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

In August 2009, the Company granted 2,000,000 warrants to an advisory board member in a private transaction in connection of services rendered. These warrants are exercisable for a period of five years with an exercise price of $.06 cents.

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

11.	STOCK PURCHASE WARRANTS - CONTINUED

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2009 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	9,814,890	0.36
Granted	9,823,833	0.06
Exercised
Forfeited	(3,923,000)

Outstanding at December 31, 2008	15,715,723	0.16

Granted	10,577,042	0.06
Exercised	(1,500,000)
Forfeited	(640,000)

Outstanding at September 30, 2009	24,152,765	0.11

Skinny Nutritional Corp.
Notes to the Unaudited Condensed Consolidated Financial Statements - Continued
For the Nine Months ended September 30, 2009

12.	DISTRIBUTION AGREEMENT

On July 16, 2009, the company entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non-renewal.  The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

13.	SUBSEQUENT EVENT

In August 2009, the Company commenced a private offering  (the “August Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 Common Stock. The shares of Common Stock are being offered and sold at a purchase price of $.06 per share. As of November 15, 2009, the Company had accepted subscriptions of $791,000 for an aggregate of 13,183,333 shares of Common Stock. Net proceeds from such sales are approximately $751,000. The Company intends to use the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $.07 for a period of five years from the date of issuance.

Management evaluated subsequent events through November 23, 2009, the date our financial statements were issued.

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

Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. A majority of the company’s resources have been devoted to product development, marketing and sales activities regarding the product line of Skinny products, including the procurement of a number of purchase orders from distributors.

Our Current Products

The company operates its business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced functional beverages. Enhanced functional beverages have been leading the growth of beverage consumption in the United States. Through the year ended December 31, 2008 and during the present fiscal year, the company principally operates through marketing and distributing of the “Skinny Water®” line of functional beverages.

The Skinny Water® product line, includes six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine). The company expects to launch Skinny Teas and new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water® is formulated with a proprietary blend of vitamins, minerals and antioxidants. To market this product, management of the company has relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”) and Interhealth. Working with these companies to agree upon the ingredient blend utilized in Skinny Water. However, as previously reported, in July 2009 the company completed the acquisition of the trademark “Skinny Water®.”

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

The current business strategy is to develop and maintain current national distribution relationship with Target Corporation, focus in establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams and retail-centered promotions and advertisements as well as building a national sales and distribution network to take the company’s products into retail and direct store delivery (DSD) distribution channels.  As described in greater detail below, on July 16, 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York under which they will serve as our exclusive distributor of Skinny Water and other products in the New York City metropolitan area. The company’s entry into the New York City metropolitan area is in addition to the overall increase in the network of distributors to 55 distributors in 23 states.

The company will principally generate revenues, income and cash by introducing, marketing, selling and distributing finished products in the beverage, health and nutrition industries. Products will be sold through national retailers and local distributors. We have been focused on, and will continue to increase existing product lines and further develop our markets. Management has established relationships with national retailers, including Target, Stop N Shop, Giant, ACME and Shop Rite, for the distribution of Skinny Water. Management expects to continue its efforts to distribute Skinny Water® through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and the company does not expect that this will change in the near future. Accordingly, the company must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

The company's primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and royalties to our suppliers and marketing costs. The company has and will continue to incur significant marketing expenditures to support its brands including advertising costs, slotting fees, sponsorship fees and special promotional events. The company has focused on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. The company seeks to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for its brand, greater distribution and availability, awareness and promote long term growth.

Acquisition of Trademarks

The company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain   to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ®, “Skinny Tea®”, “Skinny Shot®”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Planned Products

The company intends to expand its product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Teas, Shakes, Smoothies and Coffees.

Management Changes

On December 1, 2008, the company entered into an employment relationship with Mr. Ronald D. Wilson, to serve as the President and Chief Executive Officer of the Company effective immediately. Contemporaneously with Mr. Wilson’s appointment as the President and Chief Executive Officer of the Company, the Board elected Mr. Wilson to serve on the Company’s Board of Directors for a period of one year or until his successor is elected and qualified. Mr. Wilson was appointed to replace Mr. Donald McDonald as the Company’s President and Chief Executive Officer. Mr. McDonald continues to serve on the Company’s Board of Directors and as the Company’s Chief Financial Officer.

On July 2, 2009, the Company received notice from Mr. Michael Reis, the Company’s interim chief operating officer, that he has resigned from such position effective immediately. Mr. Reis had also previously served as member of the Company’s board of directors until the Company’s annual meeting of stockholders held on July 2, 2009. Subsequent to his departure, in October 2009, we agreed to amend Mr. Reis’s existing stock options so that they remain exercisable for the duration of their term. At the time of his departure, Mr. Reis held options to purchase 950,000 options.

Advisory Board

On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its advisory board. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. As described below, in December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Mr. Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. As previously reported, in April 2009, we agreed with Mr. Croce to cancel the ongoing royalty obligation payable by the Company, in consideration of which, we agreed to issue to him warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.  The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. Subsequently, we also granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. Subsequently, in August 2009, our Board approved a grant of an additional 2,000,000 warrants to an affiliate of Mr. Croce in consideration for further services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price of $0.06.  These securities were issued in reliance upon the exemption from registration set forth in Section 4(2) thereof. We believe that the investors and the selling agent are “accredited investors”; as such term is defined in Rule 501(a) promulgated under the Securities Act.

Going Concern and Management Plans

To date, the company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, the company currently has no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.

At September 30, 2009, our cash and cash equivalents was approximately $29,479. The company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations. During the 2008 fiscal year, we raised an aggregate amount of $5,205,690 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. During fiscal 2009, we raised an aggregate amount of $3,415,196 from the sale of securities to accredited investors in private placements pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in it’s projected growth. This will depend, however, on our ability to execute on our 2009 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. A “going concern” explanatory paragraph was issued by our predecessor independent auditor in their report to our financial statements for the year ended December 31, 2008, citing recurring losses and negative cash flows from operations. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Stock-Based Compensation – We account for share-based compensation arrangements in accordance with the provisions of ASC  718 Compensation - Stock Compensation which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Management Discussion and Analysis:

Since the middle of 2006, the company has engaged in significant marketing and sales activities related to the business plan of selling functional beverages and dietary supplements. For the 2008 fiscal year, the company generated revenues of $2,179,055 and incurred a net loss of $6,232,123, of which $2,824,252 was non-cash related.  The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing expenses related to establishing our brand in the market through slotting fees, in-store advertising and sampling events. Further, the company has generated revenues of $1,543,799 and $3,861,549 for the quarterly and nine-month period ending September 30, 2009, respectively, and resulted in a net loss of $3,636,095 for the nine month period ending September 30, 2009. The net loss for September 30, 2009 includes general and administrative expenses related to the recognition of non-cash items for employee option expense and debt conversion cost in the amount of $1,220,147. A significant amount of marketing expenses was related to establishing the Skinny® brand in current markets and opening up new markets and distribution.   In addition, the net loss includes a significant amount of public company expenses incurred  as a reporting company. Since the date of the merger and reorganization, we have raised capital through private sales of common equity and debt securities.

Results of Operations: Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Net revenues were $1,543,799 for the three months ended September 30, 2009 as compared to $970,593 for the three months ended September 30, 2008. Gross sales, before customer bill backs and discounts, were $1,733,942 for the three months ended September 30, 2009 as compared to $975,343 for the three months ended September 30, 2008.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution of our Skinny Water flavors, preparing for the launch of these products into the company’s fifty-five current DSDs in 23 states, including twelve Anheuser Busch distributors, and the overall development of the Skinny brand.

Gross profit was $519,815 for the three months ended September 30, 2009 as compared to $345,080 for the three months ended September 30, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling and raw material costs and freight costs.

Operating expenses were $1,946,378 for the three months ended September 30, 2009 as compared to $1,816,246 for the three months ended September 30, 2008.  The costs were associated with marketing expense to introduce the new Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, along with the costs of the non-cash items of $597,460 for employee options, warrant and compensation expense in addition to stock issued for services

Marketing and advertising was $995,634 for the three months ended September 30, 2009 as compared to $694,494 for the three months ending September 30, 2008 reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for  general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of slotting fees, in-store advertising and sampling events.

Interest expense was $103,444 for the three months ended September 30, 2009 as compared to $5,944 for the three months ended September 30, 2008 reflecting the increased borrowings to manage our inventory and receivables, and deferred financing operations.

Net losses from operations were $1,530,007 for the three months ended September 30, 2009, inclusive of non-cash loss of $597,460 as compared to a loss of $1,477,110 for the three months ended September 30, 2008.

Results of Operations: Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Net revenues were $3,861,549 for the nine months ended September 30, 2009 as compared to $1,193,635 for the nine months ended September 30, 2008. Gross sales, before customer bill backs and discounts, were $4,286,411 for the nine months ended September 30, 2009 as compared to $1,200,497 for the nine months ended September 30, 2008.  This increase reflects increased product sales as a result of our focusing resources on the marketing and distribution of our Skinny Water flavors, preparing for the launch of the product into our fifty-five current DSDs in 23 states, including twelve Anheuser Busch distributors, and the overall development of the Skinny brand.

Gross profit was $1,174,732 for the nine months ended September 30, 2009 as compared to a gross profit of $335,886 for the nine months ended September 30, 2009. This reflects increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling, raw material and freight costs.

Operating expenses were $4,533,018 for the nine months ended September 30, 2009 as compared to $2,764,018 for the nine months ended September 30, 2008.  The increased costs were associated with marketing expense to introduce the new Skinny Water flavors, as described below, along with the cost of hiring additional sales staff in our new expanded territories, along with the costs of the non-cash items of $1,220,147 for employee options and warrant and compensation expense in addition to stock issued for services.

Marketing and advertising was $2,109,237 for the nine months ended September 30, 2009 as compared to $1,011,297 for the nine months ended September  30, 2008 reflecting the Company’s efforts to effectively establishing the Skinny brand with retailers and distributors and for  general brand promotion to introduce Skinny Water® to the retail marketplace on a national level. This increase includes expenses consisting of slotting fees, in-store advertising and sampling events.

Interest expense and deferred financing fees was $277,809 for the nine months ended September 30, 2009 as compared to $50,944 for the nine months ended September 30, 2008.

Net losses from operations were $3,636,095, for the nine months ended September 30, 2009, inclusive of non-cash loss of $1,220,147 for employee options and warrant and compensation expense in addition to stock issued for services, as compared to a loss of $2,479,076 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $29,479 at September 30, 2009, compared to $216,206 at September 30, 2008. The change in cash and cash equivalents primarily reflects our use of funds during the year for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $3,197,891 for the nine months ended September 30, 2009 as compared to $2,671,819 for September 30, 2008. This is primarily attributable to operating losses of $3,636,095 and to create additional inventory to service our increased revenue base, partially offset by non-cash stock-based compensation expense of $1,240,560.

Investing Activities

Net cash used in investing activities totaled $884,863 in the period ended September 30, 2009 as compared to $0 for the prior year period.  Cash used in investing activities primarily represented net purchases of the Skinny Trademark and other fixed assets

Financing Activities

Net cash provided by financing activities totaled $3,876,224 for the quarter ended September 30, 2009 and $2,869,285 for the prior year period. Cash provided by financing activities was primarily due to our sale of our securities in private placements.

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

We have developed operating plans that project profitability based on known assumptions of units sold, retail and wholesale pricing, cost of goods sold, operating expenses as well as the investment in advertising and marketing. These operating plans are adjusted monthly based on actual results for the current period and projected into the future and include statement of operations, balance sheets and sources and uses of cash. If we are able to meet our operating targets, however, we believe that we will be able to satisfy our working capital requirements. No assurances can be given that our operating plans are accurate nor can any assurances be provided that we will attain any such targets that we may develop.

2009 Financing Activities

The Company conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. As of June 30, 2009, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,035 shares of Series A Preferred Stock. Of this amount, $535,000 was not released to the Company from escrow until July 2009. The Company's consolidated statement of cash flow reflects the issuance of preferred stock in the Offering of $1,500,000 since subscriptions for $535,000 were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company is using the proceeds from this offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are "accredited investors", as defined in Rule 501(a) promulgated under the Securities Act.

Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of Common Stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of September 30, 2009, holders of 9,080 shares of Series A Preferred Stock had received 15,133,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

In August 2009, the Company commenced a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder (the “August Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 of shares of Common Stock. The shares of Common Stock are being offered and sold at a purchase price of $0.06 per share. As of October 23, 2009, the Company had accepted subscriptions of $575,000 for an aggregate of 9,583,335 shares of Common Stock. Net proceeds from such sales are approximately $535,000. The Company intends to use the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The shares being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

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

Debenture Conversions/Warrant Exercises

During fiscal 2008, holders of convertible debentures and warrants previously issued by the Company converted or exercised such securities into shares of common stock and warrants as follows. In January 2008, the Company issued 725,000 shares of common stock upon the conversion of an aggregate amount of $72,500 of outstanding convertible debentures (inclusive of interest).  The company also issued 300,000 shares of common stock in exchange for a $15,000 note.  On January 25, 2008, the Company issued 900,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $15,000) of outstanding convertible debentures. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On March 3, 2008, the Company issued 300,000 shares of common stock upon the conversion of an aggregate amount of $15,000 of outstanding convertible debentures. On March 20, 2008, the Company issued 1,125,000 shares of common stock and 112,500 common stock purchase warrants upon the conversion of an aggregate amount of $45,000 (inclusive of accrued interest of $7,500) of notes. The warrants issued upon conversion of these debentures are exercisable for a period of three years at an exercise price of $0.50 per share. On April 11, 2008, the Company issued 1,369,375 shares of common stock upon the conversion of an aggregate amount of $54,775 (inclusive of accrued interest of $10,455) of outstanding convertible debentures. In addition, in May 2008, the Company issued 850,000 shares of common stock upon the conversion of an aggregate amount of $34,000 (inclusive of accrued interest of $2,392) of notes and also issued 1,696,272 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants. Further, on June 2, 2008, the Company issued 1,155,870 shares of common stock in exchange for a note and interest in the aggregate amount of $161,822 (inclusive of accrued interest of $51,822).  Also the Company issued 808,414 shares of common stock upon conversion of an aggregate principal amount of $113,178 of debentures.  In addition, on June 16, 2008, the Company issued 531,551 shares of common stock upon the conversion of an aggregate amount of $74,417 (inclusive of accrued interest of $18,417) of outstanding convertible debentures and on June 18, 2008, the Company issued 100,000 shares of common stock upon the conversion of an aggregate amount of $10,000 of outstanding convertible debentures. In August 2008, the Company issued 776,828 shares of common stock upon the conversion of an aggregate amount of $108,756 of convertible debentures (inclusive of accrued interest of $18,756) to the holders upon the conversion of such securities. The Company also issued an aggregate of 111,084 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provisions contained in such warrants in June 2008 and in August 2008 issued an aggregate of 87,692 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants. In November 2008, the Company issued 129,589 shares of common stock upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants.  In May 2009, the holder of a convertible debenture in the principal amount of $4,000 agreed to convert such amount, along with $1,550 in interest, into 92,500 shares of common stock at a conversion rate of $.06 a share. These securities have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption for registration set forth in Section 3(a)(9) thereof.

In September 2009, we issued 737,805 shares of Common Stock upon the exercise of certain common stock purchase warrants previously issued. The holder of such warrants exercised a total of 1,500,000 warrants on a “cashless exercise” basis.  In October 2009, we issued 764,912 shares of Common Stock upon the exercise of certain common stock purchase warrants previously issued. The holder of such warrants exercised a total of 1,362,500 warrants on a “cashless exercise” basis. The shares of common stock issued upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 3(a)(9) thereof.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $350,000. Interest will be charged on the unpaid principal of this loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum and is paid on a monthly basis. The Company was initially obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. The current balance as of September 30, 2009 is $89,999.  The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July, 2010 and this obligation has been paid down by an additional $10,000. On January 10, 2008 the Company issued two million shares of stock to Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of outstanding eligible receivables or $2,000,000.  As of September 30, 2009, we had $614,228 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), a holder of more that 5% of our outstanding common stock, pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. Further, on August 14, 2009, the Company approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

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

During the quarter ended September 30, 2009, we granted an aggregate of 1,698,334 shares of restricted common stock to certain third parties in consideration of rent due and for services rendered and an aggregate of 346,468 shares to executive officers for accrued benefits and compensation.  The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering as the recipients acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and the securities were issued without general solicitation or advertising.

Break Even and Profitability

We have developed a financial plan that shows that if our assumptions for the cost of marketing and distribution are correct, we will be targeting breakeven during calendar year 2010 if we generate meaningful sales of our products. However, our expectations may not be correct, our expenses may increase, our business arrangements may not result in the level of sales that we anticipate and we cannot offer any assurance that we will be able to achieve sufficient sales to realize this target during next year.

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

Marketing and Sales Strategy

Management’s primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. The company will use a combination of sampling, radio, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure to its brand and that retailer’s focus on effective shelf and display merchandising in order to yield increased revenue per shopping customer.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. The company has initiated contact with several retailers who are reviewing our Skinny Waters. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have contracted with 55 DSDs in 23 states in the U.S. Currently we have been authorized to sell Skinny products in all ACME Markets, Giant of Carlisle, select Shop Rite stores and select Walgreen stores.  Skinny products are now sold in over 2,500 stores.

In connection with our marketing campaign, we have expended $2,083,646 for the year ended December 31, 2008 compared to $721,442 for the year ended December 31, 2007 to fund various advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. For the nine months ended September 30, 2009, our marketing expenditures were $2,109,237 as compared to $1,011,297 for the prior year period. These programs have included developing marketing strategies and collateral material, conducting advertising initiatives and investing in initial store placements and additional sales managers. We expect to continue to incur significant marketing and advertising expenditures during 2009 to promote our products  on a national basis. We believe that marketing and advertising are critical to our success.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have contracted with 55 DSDs in 23 states in the U.S..  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

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

As previously disclosed, on July 16, 2009, we entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase Products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non-renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

In addition, we have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payment of such fees have not bee material to date, such amounts may increase in subsequent quarters.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of September 30, 2009, we have 19 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements.  Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009 the FASB issued FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  (SFAS No. 168).  SFAS No. 168 established the FASB Accounting Standards Codification.  The Codification will become the exclusive authoritative reference for nongovernmental U.S.  GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168.  All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates.  Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance and provide basis for conclusions on changes in the Codification.  The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company.  SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30, 2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

ASC Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In June 2009, FASB issued guidance on identifying circumstances that indicate a transaction is not orderly and guidance on identifying estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This guidance  emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This guidance  requires additional disclosures for instruments within the scope of SFAS 157.  This guidance was adopted by the Company, for the interim period beginning April 1, 2009, and did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 855, Subsequent Events

In May 2009, the FASB issued guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated.  This guidance was adopted by the Company for the interim period June 30, 2009.

ASC Topic 825-10-50, Interim Disclosures about Fair Value of Instruments (ASC Topic 825-10-65)

In April 2009 the FASB issued guidance which requires publicly traded companies to disclose the fair value of financial instruments within the scope of FAS 107 in interim financial statements.  This guidance was adopted by the Company for the interim period beginning April 1, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation and review of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, it was determined that there existed a material weakness in our internal control over financial reporting, as described below:

•
We did not apply or calculate the adjustments required by the FASB ASC Topic 470-20 "Debt with Conversion and Other Options" in connection with the convertible preferred stock. This resulted in a material adjustment to the financial statements for the beneficial conversion feature. Accordingly this control deficiency constitutes a material weakness.

In light of the material weaknesses our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Controls

Other than as identified above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

However, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the fiscal quarter ended September 30, 2009 other than those disclosed elsewhere herein and in previous SEC filings.

During the quarter ended September 30, 2009, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On July 2, 2009, we held our Annual Meeting of Stockholders. The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was May 12, 2009. As of such date, there were issued and outstanding 225,484,079 shares of Common Stock and 12,795 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled for voting purposes to the number of votes equal to the number of shares of Common Stock into which it is then convertible, rounded to the nearest whole number and is entitled to vote together with the holders of Common Stock on all matters as to which holders of Common Stock are entitled to vote, as a single class. Accordingly, a total of 246,809,079 votes were entitled to vote on the matters presented at this meeting.

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

Item 5.   Other Information

On November 9, 2009, we consummated a subsequent closing of an additional $216,000 of shares of common stock in our private offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The shares of Common Stock are being offered and sold at a purchase price of $0.06 per share. In this closing, we issued an additional 3,600,000 shares of common stock. Net proceeds from such sales are approximately $206,000. The Company intends to use the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. There can be no assurance that the Company will complete the offering on the anticipated terms, or at all. The Company's ability to complete the offering will depend, among other things, on market conditions. In addition, the Company's ability to complete this offering and its business are subject to risks described in the Company's filings with the Securities and Exchange Commission. The shares being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

2.1	Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	2.1

2.2	Amendment to Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	2.2

3.1	Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock	8-K	5/4/09	3.1

3.2	Certificate of Amendment to Articles of Incorporation.	8-K	7/7/09	3.1

4.1	Form of Warrant issued to Mr. John David Alden	10-Q	8/14/09	4.1

4.2	Form of Warrant issued to Advisory Board Member	10-Q	8/14/09	4.2

4.3	Form of Warrant issued to Liquid Mojo LLC	10-Q	8/14/09	4.3

10.1	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	10.2

10.2	Consulting Agreement between the Company and Mr. John David Alden	10-Q	8/14/09	10.3

10.3	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	10.4

10.4	2009 Equity Incentive Compensation Plan ††	Definitive Proxy Statement	5/28/09	B

10.5	Distribution Agreement with Canada Dry Bottling Company of New York †	10-Q	8/14/09	10.6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

SKINNY NUTRITIONAL CORP.

November 23, 2009	By:	/s/ Ronald Wilson
Ronald Wilson
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer