Form 10-K
period 2009-12-31
Skinny Nutritional Corp.
filed 2010-04-02
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009): $30,010,231.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On March 25, 2010 there were 292,668,294 shares outstanding of common stock of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

SKINNY NUTRTIONAL CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

PART I

Item 1.  Business

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

Business Development

Skinny Nutritional Corp. (“Skinny”), is the worldwide owner of several trademarks for the use of the term “Skinny” focused in the area of healthier beverages and foods. We have developed and are marketing a line of enhanced waters, all branded with the name “Skinny Water” that are marketed and distributed primarily to primarily health conscious consumers. Our business strategy is to develop a variety of functional beverages and foods utilizing our Skinny trademarks. These trademarks include Skinny Water® , Skinny Tea ® , Skinny Shakes ® , Skinny Java ®,Skinny Shots, Skinny Smoothies, Skinny Bar, Skinny Snacks and other Skinny related products. In 2004 we began implementing our business plan of marketing and distributing Skinny Water as a dietary supplement. As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to assist consumers in healthy hydration to assist them in achieving their weight-management efforts.

We were originally incorporated on June 20, 1984, in the State of Utah as Parvin Energy, Inc. Our name was later changed to Sahara Gold Corporation and on July 26, 1985 we changed our corporate domicile to the State of Nevada and on January 24, 1994 we changed our name to Inland Pacific Resources, Inc. On December 18, 2001, we entered into an agreement and plan of reorganization with Creative Enterprises, Inc., a Delaware corporation, and changed our name to Creative Enterprises International, Inc. This agreement provided that all shares of common stock of the Delaware corporation issued and outstanding on that date be exchanged for shares of common stock issued by the Nevada corporation, which changed its name after the reorganization to Creative Enterprises International, Inc. Prior to the reorganization, we had 32,659,591 shares of common stock outstanding and pursuant to the agreement, we effected a 1 for 16.33 reverse stock split. This reduced the number of outstanding shares to 2,000,000. We then issued an additional 2,500,000 post-split common shares in the acquisition. On September 18, 2002 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission. This registration statement was amended on five occasions and ultimately withdrawn on September 30, 2004 prior to being declared effective by the SEC. The registration statement was filed solely on behalf of certain of our security holders and in conjunction with an offering of warrants to our then-current stockholders and did not attempt to register shares to be sold directly by our company. This filing was withdrawn for a number of reasons. First, the shares of common stock held by the proposed selling security holders became eligible to be resold pursuant to Rule 144(k) and accordingly did not require us to further prosecute the registration statement. In addition, as we were entering into a new line of business shortly after filing the final amendment to the registration statement, the additional expense and effort required was not justified in light of availability of the exemption provided by Rule 144(k). We decided to change our line of business as management subsequently determined that it would not be cost-effective for us to continue to attempt to develop a market in the United States for the products described in that registration statement. In 2004, management was able to negotiate license agreements with Peace Mountain Natural Beverage Corporation (as described below) in order to provide us with the rights to various Skinny trademarks necessary to engage in our present business line. On November 15, 2006, holders of approximately 53% of our issued and outstanding common stock consented in writing to the adoption of resolutions approving, among other, things, the change in our corporate name to “Skinny Nutritional Corp.” to more accurately describe our evolving operations. This change became effective December 27, 2006.   This discussion relates solely to the operations of Skinny Nutritional Corp.

For our 2009 and 2008 fiscal year, we generated revenues of $4,146,066 and $2,179,055, respectively, and incurred a net loss of $7,305,831 and $6,232,123, of which $3,104,316 and $3,080,179 was non-cash related. Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages. Starting in our 2006 fiscal year, we have been able to devote our resources to product development, marketing and sales activities regarding our line of Skinny beverages, including the procurement of a number of purchase orders from distributors and retailers. This trend continued in our 2009 fiscal year.

Our principal executive offices are located at 3 Bala Plaza East, Suite 101, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Overview

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced l beverages. Enhanced beverages have been leading the growth of beverage consumption in the United States. The company principally operates through marketing and distributing the “Skinny Water®” line of enhanced beverages.

Our Skinny Water product, which we originally introduced in 2005, was reformulated in 2008 and now   includes six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine).  We expect to launch three new flavors called Skinny Water Sport and new packaging in the 2nd quarter  2010.  Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants and contains no calories or sugar, and has no preservatives or artificial colors. Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, (“Super CitriMax”) plus a combination of calcium and potassium.

Our current business strategy is to continue to expand our distribution of our line of   Skinny Waters ®.    Skinny Water is currently distributed by 56 distributors in 25 states, as well as Ireland and Bermuda.  Management believes that Skinny Water is available in over approximately 5,000 retail outlets.  Retailers currently selling Skinny Water include  a national distribution relationship with Target Corporation, as well as Acme Markets, Stop & Shop, Giant of Carlise, Wegmans, Harris Teeter, Shop Rites, Fry’s, Walgreens, and select 7 Elevens.   The company distributes its beverages through direct-store-delivery(DSD) beverage distributors , such as Canada Dry Bottling Company of  New York, Canada Dry Delaware Valley, Canada Dry Potomac,7 Up Reno,7 Up Modesto, Hensley Corp, and many others throughout the US.  We will continue to focus on establishing a market for the Skinny beverages in the United States, and internationally and generate sales and brand awareness through samplings, , in-store advertisements, point of sale materials, retail promotions, event marketing, national print ads, internet marketing celebrity endorsements, and public relations.

General Business Developments

Financing Activities

In fiscal 2009, the Company had conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. At the conclusion of this offering, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company has been using the net proceeds from this offering of approximately $1,940,000 for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

At the Company’s annual meeting of stockholders held on July 2, 2009, the Company’s stockholders approved the proposal to increase the Company's authorized number of shares of Common Stock, and the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of December 31, 2009, holders of 17,885 shares of Series A Preferred Stock had received 29,808,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

Commencing in November 2008, a private offering was conducted pursuant to which the company sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds in the November Offering for common shares issued in 2009 was $1,199,203, net of offering costs. Total proceeds received in 2009 and 2008 relating to the November Offering was $1,867,690. There were 21,230,418 common shares issued in 2009. The Company used the net proceeds from the November Offering for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock.

Subsequently, in August 2009, the Company commenced a private offering of shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder (the “August Offering”) pursuant to which it offered an aggregate amount of 41,666,667 shares of common stock for $2,500,000 of shares of Common Stock. The shares of Common Stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,333 shares of Common Stock. Net proceeds from such sales are approximately $1,680,000. The Company is using the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent that procured investors in this offering.

Acquisition of Trademarks

The company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain  to bottle and distribute a dietary supplement called Skinny Water®.  On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ™, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie™’’, “Skinny Java™”, Skinny Shot, Skinny Snacks and Skinny Juice. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Distribution Agreements with Canada Dry Affiliates

As described in greater detail below, in fiscal 2009 we entered into distribution agreements with a number of independent beverage distributors affiliated with Canada Dry. In July 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York and appointed them as our exclusive distributor for the New York City metropolitan area. Subsequently, we entered into distribution agreements with three other Canada Dry affiliated distributors in the mid-Atlantic area to give us an integrated distribution network from metropolitan New York City to Virginia.

Advisory Board

On March 20, 2008, the Company announced it established an advisory board to provide advice on matters relating to the Company’s products. On such date, the Company appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. As described below, in December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company expanded the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board. Additional information about our arrangements with advisory board members is provided under the caption “Board of Advisors” in Item 10 of this Annual Report on Form 10-K.

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

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be “skinny”.  According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe our products are well positioned to attract both types of dieters.  Further in 2009 and 2010, there has been proposed legislation introduced to implement a tax on sugar based beverages, New York City and Philadelphia have been leading this movement. Additionally, local and state governments have adopted policies to have food and beverage companies to make calorie contents move visible on menus and labels.  Because of these consumer trends and political movements, the Company believes its zero calorie, zero sugar and zero sodium positioning for its line of Skinny Waters is very viable.

We have historically positioned our products to compete in the dietary supplement market as functional beverages. However, we announced in December 2009 that we intend to reposition our line of Skinny Waters as a conventional beverage rather than a dietary supplement. The change was made after a consideration of market analysis and in response to a recent draft guidance and related correspondence from the U.S. Food and Drug Administration (FDA). This decision is also consistent with changes to the packaging and labeling of the Company’s product line which we are in the process of implementing, and we expect to complete this change during the second quarter of 2010.

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

Functional beverages are marketed through various channels, including health food stores and mass-market (which may include retail and grocery store chains). As a product, Skinny Water competes with functional beverages as well as dietary supplements.

Our Products

The Company operates its business in the rapidly evolving beverage industry and is currently focused on developing, distributing and marketing nutritionally enhanced beverages.  Enhanced beverages have been leading the growth of beverage consumption in the United States.  Our line of products currently consists of six flavors of Skinny Water. Skinny Water, which was introduced in 2005, has been reformulated and was launched in our second fiscal quarter of 2008. The Company intends to market additional “Skinny” beverages in the future.  Skinny Water Sport Drinks are planned to be introduced in the 2nd quarter of 2010 with 3 flavors.

Skinny Water ®

The Skinny Water® product line presently consists of six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine). Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants. These formulations were launched in 2008. Each product is a naturally-flavored, nutritionally enhanced beverage with zero calories, zero sugar and zero sodium. We originally formulated Skinny Water as water containing a proprietary, natural appetite suppressant, with a natural water appearance. Rather than focus on appetite suppression, our current products are designed as a calorie-free alternative to other currently available enhanced beverages. These products contain no artificial flavors or colors and are also preservative free.  A great amount of research and development was put into developing the taste.  Each flavor is fortified with a different vitamin and antioxidant package and every beverage contains calcium, potassium and epigallocatechin gallate (“EGCG”), a green tea extract.  The company plans  to launch Skinny Water Sport Drinks in the 2nd quarter of 2010 and new product extensions with zero calories, sugar and sodium with no preservatives.

To market this product, management of the company had relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”) and Wild Flavors.  However, as previously reported, in July 2009 the company completed the acquisition of the trademark “Skinny Water®.” Skinny Water® contains no calories or sugar, and has no preservatives or artificial colors. Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, (“Super CitriMax”), supplied by Interhealth Nutraceuticals, plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

Skinny Water is currently being bottled using a hot-fill method at 2 locations by Cliffstar Corporation in Dunkirk, NY and Fontana, CA. This bi-coastal arrangement was set up to shorten shipping times to our distributors. We will be looking for additional bottlers to attain the most efficient delivery to our distributors.  We currently bottle our product in 12 and 24 bottle cases and  variety packs.

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

On August 1, 2004 we entered into a three year license agreement with Peace Mountain Natural Beverages Corporation pursuant to which we license the exclusive right to bottle and distribute the “Skinny Products” worldwide. Under this agreement, Skinny Products include “Skinny Water”, “Diet Water”, “Skinny Tea”, “Skinny Juice”, Skinny Smoothies, Skinny Java, Skinny Shot and “Skinny Shake”.   Our license agreement with Peace Mountain Natural Beverages Corporation was for a three year term and originally provided that it will automatically renew for additional one year periods unless terminated, provided that we satisfy the minimum purchase amount specified in the contract or make a $10,000 monthly payment. We have spent significant resources building the Skinny Water brand name.

On October 4, 2006, we entered into an amendment to our License and Distribution Agreement with Peace Mountain. Pursuant to this amendment, we agreed to pay Peace Mountain an amount of $30,000 in two equal monthly installments commencing on the date of the amendment in satisfaction of allegations of non-performance by Peace Mountain. In addition, the parties further agreed to amend and restate the company’s royalty obligation to Peace Mountain, pursuant to which amendment, we were required to have a minimum royalty obligation to Peace Mountain based on a percentage of wholesale sales with a quarterly minimum of $15,000. Skinny’s rights to the trademarks were in perpetuity as long as it satisfied the quarterly minimum payment of $15,000.  As previously described, in July 2009, the Company acquired from Peace Mountain the “Skinny Water” trademark and other intellectual property assets, including proprietary trade secrets and domain names, and settled an outstanding dispute between the two companies.

On June 7, 2004 we entered into an agreement with Interhealth Nutraceuticals Incorporated and obtained the right to sell, market, distribute and package Super CitriMax ® in bottled liquid dietary supplement products. This right was granted by Interhealth on a non-exclusive basis. We use Super CitriMax ® in certain of our Skinny Water products. We must purchase quantities of Super CitriMax ® from the manufacturer and are licensed to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®.  Our agreement with Interhealth will continue unless terminated by either party.

Planned Products

We intend to expand our product line to introduce additional products in the beverage and food categories at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Teas, Shakes, Smoothies and Javas.  We are also planning to release our new line of Skinny Water Sport Drinks in the second quarter of 2010, which will introduce the Kiwi Lime, Blue Raspberry, and Pink Berry flavors.  We had previously announced that we were researching the new, all natural sweeteners derived from Stevia as an additional zero calorie sweeteners to use in our products; however, we have not been satisfied with the results of our product development and testing efforts and do not currently anticipate introducing a flavor with this sweetener.  However, we are continuing to focus our research and development efforts in the area of zero calorie natural sweetener systems that we could use in our future lines of beverages.

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. We use a combination of sampling, in store point of sale materials, retail promotions, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that in-store merchandising is a key element to providing maximum exposure and sales to its brand.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. Management believes that Skinny products have been authorized for sale in over 5,000 chain  stores and in numerous independent stores around the country. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 56 DSDs in 25 states in the U.S. Currently we have been authorized to sell Skinny products in ACME Markets, Giant of Carlisle, Stop & Shop, Harris Teeter, Wegmans , Shop Rite stores and select Walgreen and CVS stores and a limited number of Costco stores.

In addition, in December 2009, the Company announced its intention to reposition its line of Skinny Waters as a beverage rather than a dietary supplement. The change was made after a consideration of market analysis and in response to a recent draft guidance and related correspondence from the U.S. Food and Drug Administration (FDA). This decision is also consistent with changes to the packaging and labeling of the Company’s product line now being implemented. Skinny Water will continue to have zero calories, zero sugar, zero sodium and zero preservatives and the Company believes it will not experience any material adverse effects in transitioning its Skinny Water product line as conventional beverages. By taking these steps, the Company expects to more directly compete with other functional beverage companies, while contemporaneously addressing FDA’s correspondence.  The Company expects to implement this change during the second fiscal quarter of 2010.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include non-alcoholic distributors, beer wholesalers and energy beverage distributors. To date, we have relationships with approximately 56 DSDs in 25 states in the U.S.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement and is typically obligated for such fees.

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

As previously disclosed, on July 16, 2009, we entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase Products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non- renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

Subsequently, we expanded our distribution arrangements with Canada Dry-affiliated distributors and now have agreements with four Canada Dry affiliated distributors that service the mid-Atlantic region and the New York City metropolitan area. In addition, in 2009 we also augmented our West Coast distribution network by entering into distribution agreements with regional distributors covering portions of southern California and Arizona. Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations.

In addition, we have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served.  It is very important for us that we continue to enhance our distribution network to larger distributors who can provide a full spectrum of services, to help ensure that our products reach the appropriate retail channels.  To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payments of such fees have not been material to date, such amounts may increase in subsequent quarters.

Sources and Availability of Raw Materials; Manufacturing

The company’s proprietary formulas are purchased from Wild Flavors, based on our specifications, which consists of the “flavor system” and the various electrolytes, vitamins and antioxidant packages that make up our formulas and taste profiles.

We purchase supplies of Super CitriMax and Chromemate from Interhealth for certain of our Skinny Water products on a non-exclusive basis. Skinny Water requires bottles, labels, caps, water, and other flavors and nutraceutical ingredients from reliable outside suppliers, including Super CitriMax and Chromemate. We fulfill these requirements through purchases from various sources, including purchases from Interhealth. Other than Super CitriMax and Chromemate, we believe there are adequate suppliers of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. Since Super CitriMax is only available from Interhealth, the termination of that agreement may have a materially adverse impact on our business and results of operations. We also expect the above referenced supplies to experience price fluctuations. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation.

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

The co-packers assemble our products and charge us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Skinny Water is currently being bottled at 2 locations by Cliffstar Corporation in Dunkirk, NY and in Fontana, CA. This bi-coastal arrangement was set up to shorten shipping times to our distributors. We will be sourcing additional bottlers in different areas of the country to attain the most efficient delivery to our distributors.  We currently bottle our product in 12 and 24 bottle cases, in single flavor and variety packs. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers.

We will review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. We experienced increases in co-packing fees in 2008 and 2009 primarily related to a change from cold-fill packing to hot-fill packing, which is a more costly manufacturing process. While we expect increases in our costs of raw materials to continue in 2010, we believe we may see some stabilization or decreases in our co-packing fees as a result of expected volume increases.

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

We are still subject to freight surcharges in addition to these agreements, but anticipate a stabilization or reduction of these costs in 2010 due to lower fuel prices.  Also, we anticipate that an indirect effect of our transitioning from a dietary supplement to a conventional beverage will be the removal and reduction of certain ingredients, which may result in a lower cost of goods.

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

Competition

The market for functional beverages is highly competitive. In order to compete effectively, we believe that we must convince independent distributors and retailers that our products have the potential to be a leading brand in the segments in which we compete. Taste, branding, and pricing of the products is an important component of our competitive strategy. We will seek to ensure that the price for our products is competitive with the other products with which we compete.  We compete with other companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of whom also distribute other brands with which our products compete. The principal methods of competition include product quality, trade and consumer promotions, pricing, packaging and the development of new products. We expect our distributors to assist us in generating demand for our products.

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

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Significant competitors for Skinny Water in the functional beverage category are product lines such as Vitamin Water, Vitamin Water Zero, Fuze, SoBe Life Water, SoBe Life Water Zero, and Function.  The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

Based on these key competitive factors, we believe that we can compete effectively in the enhanced beverage industry. We, however, have no control over how successful competitors will be in addressing these factors. By focusing our marketing and promotion of Skinny Water as a great tasting zero calorie, sugar, sodium and preservative-free alternative, we believe that we have a competitive advantage in our market.

Research and Development

We undertake research and development activities in order to monitor developments within the functional beverage industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and working with our suppliers. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term. Throughout we will focus our efforts on Skinny Water, Skinny Water Sport Drinks, Skinny Teas, Skinny Smoothies Skinny Java and Skinny Shakes.

Proprietary Rights, Brand Names and Trademarks

We have spent significant resources building the Skinny Water brand name. We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. Until July 2009, we licensed the trademarks “Skinny Water,” “Skinny Tea,” “Skinny Juice,” “Skinny Shake,” and “Diet Water” from Peace Mountain. We continue to license the trademark “Super CitriMax Clinical Strength” from Interhealth Nutraceuticals. As discussed above, in July 2009, we completed the purchase from Peace Mountain of certain trademarks and other intellectual property assets relating to the design, development, manufacture, distribution, and sale of Skinny Water and certain other beverage products. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ®, “Skinny Tea®”, “Skinny Shot®”, “Skinny Smoothie®’’, and “Skinny Java®”.  We now own the proprietary rights to our products. The termination of our license agreements with Interhealth may have a material adverse effect on our consolidated financial position and results of operations. We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers.

Government Regulation

The production and marketing of our products are governed by the rules and regulations of various federal, state and local agencies, including, but not limited to the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and all fifty state Attorneys General. This regulatory regime serves to ensure that the product is safe, our claims are truthful and substantiated and that our products meet defined quality standards. Other than as described below, we have not encountered any regulatory action as a result of our operations to date, however,  no assurance can be given that we will not encounter regulatory action in the future. The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, while the FTC regulates the advertising of these products. In addition, all states regulate product claims through various forms of consumer protection statutes.

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

Government Regulation of Dietary Supplements

Historically, we have intended that Skinny Water be regulated as a dietary supplement by FDA under DSHEA.  However, as we announced in December 2009, we are planning to reposition our line of Skinny Water from a dietary supplement to a conventional beverage.  We are in the process of implementing this decision and need to take certain measures in implementing this change, such as modifying our labels to ensure compliance with other applicable regulations, as discussed above. However we believe this classification would be more in line with our competitors, most of whom are also classified as conventional beverages.  The Company’s decision was also influenced, in part, by a letter we received from the FDA in November of 2009 (the “2009 Letter”) informing us that we are, in their view, closer to a conventional beverage than a dietary supplement.  The letter did not require any action, however, despite this, we feel that the classification of conventional beverage much more accurately reflects Skinny Water’s market potential, and will allow us to appeal to a much broader market.  Skinny Water will continue to have zero calories, zero sugar, zero sodium, and zero preservatives, and we believe we will not experience any material adverse effects in transitioning the Skinny Water product line to conventional beverages.  By taking these steps, we expect to more directly compete with other conventional beverage companies.

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

FDA has already stated in a Courtesy Letter dated September 22, 2005 (the “2005 Letter”), that the use of the term “water” in the name of our “Skinny Water” product appears to cause our product to be a bottled water, which is a standardized, conventional food, not a dietary supplement. A “Courtesy Letter” is the term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. We disagreed with the position taken by FDA that Skinny Water is “bottled water,” a conventional food and in response to the 2005 Letter, we submitted a written response to FDA stating our position. The 2009 Letter, referenced above, was issued by the FDA as a response to our correspondence.

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

In addition, the advertising and sale of dietary supplement products are subject to regulation by the FTC under the FTCA. The Federal Trade Commission Act (“FTCA”) prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine”, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made for our products at the time such claims are made.

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

We may be subject in the future to additional laws or regulations administered by federal, state, local regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, or more stringent interpretations of current laws or regulations. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of product that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any or all of such requirements could negatively impact sales of our products or increase our cost, resulting in a material adverse impact on our operations, consolidated financial position or results of operations.

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

Number of Employees

As of December 31, 2009, we had a total of twenty-one full time employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

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

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2009, we had revenues of $4,146,066 as compared to revenues of $2,179,055 for the year ended December 31, 2008. There can be no assurance that we will be able to continue to generate revenues or that we will be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain operations.

As of December 31, 2009, we had an accumulated deficit of $30,752,359, of which $19,652,598 is directly related to the development of Skinny Nutritional products. For the years ended December 31, 2009 and December 31, 2008, we incurred losses from operations of $7,305,031, inclusive of non-cash expense of $3,104,316 related to option, warrant and service issued stock, and $6,232,123, inclusive of non-cash related expense of $3,080,789 related to option, warrant and debt conversion expense, respectively .  If we are not able to begin to earn an operating profit at some point in the future, we will eventually have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2009, our cash and cash equivalents was approximately $191,000. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2009 fiscal year, we raised an aggregate amount of $4,900,203 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that net cash on hand as of the date of this report and cash anticipated from operations will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a minimal period, without raising additional capital from the sale of our securities. This will depend, however, on our ability to execute on our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business.

Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2009, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

On April 4, 2007, we closed on a secure loan arrangement with Valley Green Bank pursuant to which we received funds in the amount of $340,000.  Interest will be charged on the unpaid principal of this new loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum. We were obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan to July 2010. Interest payments are due on a monthly basis. The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by our Chairman and entities with which he is affiliated. We also agreed to a confession of judgment in favor of the bank in the event we default under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July 2010 and the current balance on the loan is $25,924.  No assurances, however, can be given that the bank will continue to extend the term of this loan for any specific duration, if at all.

We entered into a secured financing arrangement based on our accounts receivable and if we are unable to make the scheduled payments on this facility or maintain compliance with other contractual covenants, we may default on this agreement.

On November 23, 2007, we entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement initially provided for an initial funding limit of $300,000.  Currently, this arrangement has been extended through February, 2011 and the borrowing limit has been increased to extend our line to 85% of the face of the eligible receivables subject to a maximum of $2,000,000.  As of December 31, 2009, we had an amount outstanding under this arrangement of $321,815 and as of  March 31, 2010, we have a balance of 564,684 outstanding under this arrangement. Under this arrangement, all accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. In addition, upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide UCF with the required written notice.  We are currently negotiating with the lender for more favorable terms.  In case of an uncured default, the following actions may be taken against us:

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

The production, marketing and sale of our beverages, including contents, labels, caps and bottles, and claims made for our products are subject to the rules and regulations of various federal, provincial, state and local health agencies, including the U.S. Food and Drug Administration and the Federal Trade Commission. If a regulatory authority or any state attorney general were to find that a current or future product or production run is not in compliance with any of these regulations or that any of the claims made for our products are false, misleading or not adequately substantiated, we may be fined, production may be stopped or we may be forced to make significant changes to the products or claims made for them, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. The rules and regulations of FDA, FTC and other federal, provincial, state and local agencies are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Our products are highly regulated at both the state and federal level.

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

Previously, we have intended that Skinny Water be regulated as a dietary supplement by FDA under the Federal Food, Drug and Cosmetic Act (“FFDCA”).  However, as we announced in December 2009, we are planning to reposition our line of Skinny Water from a dietary supplement to a conventional beverage.  We are in the process of implementing this decision and need to take certain measures in implementing this change, such as modifying our labels to ensure compliance with other applicable regulations, as discussed above. However we believe this classification would be more in line with our competitors, most of whom are also classified as conventional beverages.  The Company’s decision was also influenced, in part, by a letter we received from the FDA informing us that we are, in their view, much closer to a conventional beverage than a dietary supplement.  The letter did not require any action, however, despite this, we feel that the classification of conventional beverage much more accurately reflects Skinny Water’s market potential, and will allow us to appeal to a much broader market.  Skinny Water will continue to have zero calories, zero sugar, zero sodium, and zero preservatives, and we believe we will not experience any material adverse effects in transitioning the Skinny Water product line to conventional beverages.  By taking these steps, we expect to more directly compete with other functional beverage companies, while contemporaneously addressing the FDA’s correspondence.

Notwithstanding the manner in which we position our products, they are subject to extensive regulation by the FDA, including relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and to the extent our product is a dietary supplement, must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not present in the U.S. food supply as an article used for food before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if we make statements about the supplement’s effects on the structure or function of the body, we must, among other things, have adequate substantiation that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and our products must be manufactured in accordance with current good manufacturing practices or “GMPs” for foods. The FDA has published notice of its intention to issue new GMPs specific to dietary supplements, which, when finally adopted may be more expensive to follow than prior GMPs. A dietary supplement product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the “intended use” of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement until such time that the “intended use” of the product is not for the diagnosis, cure, mitigation, treatment or prevention of disease.  It is also important to note that, upon repositioning our product as a conventional beverage, we will be subject to different regulations applying to this class of beverage, with which we must also comply.  Our failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

In addition, our advertising is subject to regulation by the FTC under the FTCA, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Further, the FTCA provides that the dissemination or the causing to be disseminated of any false or misleading advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine,” an advertiser is required to have a “reasonable basis” for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim may only require competent and reliable survey evidence.

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

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for dietary supplements is also highly competitive and our competitors in the functional beverage segment include well known brands such as Glaceau Vitamin Water® and SoBe Life Water® . These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

During the latter part of fiscal 2009 and into fiscal 2010, we have established a distribution network in the New York City metropolitan area and mid-Atlantic region through independent distribution agreements with distributors affiliated with Canada Dry. In entering into these agreements, we granted distributors exclusivity within the contractually-defined territory and a right of first refusal to distribute additional beverages we wish to introduce in the territory. Further, under these agreements, we may be required to pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. However, these agreements do not require any minimum performance requirements on the part of the distributors. Accordingly, we will be substantially reliant on the performance by these distributors in order to successfully and profitably sell our products in these territories. To the extent that we must enter into distribution agreements on comparable terms in other markets, our ability to be successful will be dependent on the performance of such distributors.

In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Accordingly, there can be no assurance that we will be able successfully to sell, market, commercialize or distribute our products at any time in the future. The failure or inability of distributors to successfully sell our products in their territories will adversely affect our results of operations, cash flows and financial condition and may require us to expand substantial amounts in order to seek relationships with other distributors and in generating a market for our products.

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

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Although we had established relationships with distributors in a number of markets across the United States for our products, and have established a distribution network with Canada Dry-affiliated distributors, none of our distribution agreements include significant minimum purchase commitments. Further, these agreements typically may be terminated by the distributor at any time, and may require our payment of a termination fee. Therefore, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

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

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of independent distributors. We currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. For example, even though our agreements with Canada Dry-affiliated distributors are for multi-year terms, no performance targets are mandated. Accordingly, we expect to incur additional time and expense in assisting our distributors in generating a demand for our products. We intend to enter into written agreements with key distributors for varying terms and duration; however, many distribution relationships may be based solely on purchase orders and be terminable by the distributor at will. We do not anticipate that in the future we will be able to establish, long-term contractual commitments from many of our distributors. In addition, we cannot provide any assurance as to the level of performance by our distributors under such agreements, that these agreements will include minimum purchase commitments by the distributors or that those agreements will not be terminated early. Moreover, there is the possibility that we may have to incur significant additional expenditures or agree to additional obligations to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets, including the granting of exclusive rights for a defined territory or imposition of termination payments. For example, under our distribution agreements with Canada Dry-affiliated distributors, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Further, under these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. There is no assurance that we will be able to establish distribution relationships or maintain successful relationships with distributors in our geographic distribution areas. If we are unable to establish or maintain successful distribution relationships, our business, financial condition, results of operations and cash flows will be adversely affected.

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

We rely on third-party bottlers, which could result in inefficiencies in our management of our marketing and distribution efforts.

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

Some of our direct competitors include Vitamin Water, Sobe Life Water, and Fuze. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than us, could have a material adverse affect on our existing markets, as well as our ability to expand the market for our products.

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

Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information and our own experience, we believe that in general, alternative or New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers’ taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative or New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as the recent media focus on obesity in youth. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

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

As of December 31, 2009, of the 289,921,081 issued and outstanding shares of our Common Stock, approximately135,036,334 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding Common Stock every three months. A person who is a “non-affiliate” of our Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

As of December 31, 2009, there were outstanding and immediately exercisable options to purchase 14,487,500 shares of Common Stock and other warrants to purchase 24,152,765 shares of Common Stock. The shares underlying warrants (including the warrants that are granted upon conversion of the debentures) represent approximately 8% of our common stock, and the shares underlying our currently outstanding options represent approximately 5% of our common stock. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The amount in controversy is $115,900.30.  The Company is currently awaiting Bev Inc.’s answer to the Company’s filed complaint.

We are aware that a third party based in the United Kingdom  has made allegations concerning our trademark rights in the European Union. During the fourth quarter of the 2009 fiscal year, the company vigorously refuted these allegations through correspondence with this third party. Although the Company does not make any assertions that this matter is resolved, as of the date of this report, the Company has not received a response to its correspondence. The Company intends to continue to vigorously contest any claims which this third party may raise concerning the validity of its trademarks and management does not believe that this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4:  Reserved.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Following the Company’s  name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. Our common stock previously traded on the OTC Bulletin Board under the symbol CEII.OB from June 21, 2006 until December 26, 2006. Previously, our common stock traded on the OTC Pink Sheets under the symbol CEII.PK. The table set forth below shows the high and low bid information for the past two years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 585 shareholders of our common stock as of December 31, 2009, and as of such date there were 289,921,081 common shares issued and outstanding

	High Bid	Low Bid

Fiscal 2009

March 31, 2009	$.12	$.11
June 30, 2009	$.10	$.10
September 30, 2009	$.11	$.10
December 31, 2009	$.08	$.07

Fiscal 2008

March 31, 2008	$0.15	$0.03
June 30, 2008	$0.51	$0.10
September 30, 2008	$0.39	$0.15
December 31, 2008	$0.19	$0.06

Dividends and Dividend Policy

There are no restrictions imposed on us that limit our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2009, no cash or stock dividends  were  declared  or  paid  and  none  are  expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The board of directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer agent for our Common Stock is Interwest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

 The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options and warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	27,637,500.19		14,850,000
Equity Compensation Plans Not Approved by Stockholders (1)	24,152,765.11		N/A
Total	51,790,265

(1) Consists of warrants issued to third parties for services rendered.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2009 or during the current fiscal year, other than those disclosed in previous SEC filings and as described below.

In October 2009, the Company issued an aggregate of 359,382 restricted shares of common stock to a service provider in partial consideration of amounts due to such person and in December 2009, the Company issued an aggregate of 175,000 restricted shares of common stock to two service providers in partial consideration of amounts due to such persons for their agreement to modify their existing arrangements with the Company.

In 2009, the Company issued 510,000 restricted shares of common stock to a consultant for services rendered.  There were 250,000 shares issued in October 2009 and 130,000 shares issued in November and December 2009.

During the current fiscal year, the Company has issued additional shares of its common stock and other equity securities as follows. In each of the months of January 2010, February 2010, and March 2010, the Company issued 130,000 restricted shares of common stock to a consultant for services rendered.

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of tangible property consisting of beverage coolers valued at $50,000. In March 2010, the Company agreed to issue 250,000 shares of common stock to each of three individuals in consideration for such persons joining the Company’s advisory board and issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement. In addition, in January 2010, the Company issued warrants to purchase 92,857 shares of common stock to an individual in consideration of his agreement to join our advisory board. Such warrants are exercisable for a period of five years at an exercise price of $0.07 per share.

The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions by an issuer not involving any public offering inasmuch as the Company believes the acquirers are accredited investors that acquired the securities for investment purposes and such securities were issued without any form of general solicitation or general advertising.

Stock Repurchases

During fiscal 2009, we did not repurchase any shares of our common stock.

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

Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of functional beverages and dietary supplements. Thereafter, a majority of our resources have been devoted to product development, marketing and sales activities regarding our line of Skinny Water enhanced beverages, including the procurement of a number of purchase orders from distributors and securing retailer authorizations.

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced beverages. Enhanced beverages have been leading the growth of beverage consumption in the United States. Through the year ended December 31, 2009, we have operated our business in the rapidly evolving functional beverage industry, principally through marketing and distributing our “Skinny Water” line of enhanced waters.

The Skinny Water® product line includes six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine). We plan to launch Skinny Water Sport Drinks in the 2nd quarter of 2010 and are developing  new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants. To market this product, we had relied on the licenses from Peace Mountain and Interhealth. As previously reported, in July 2009, we completed the purchase of certain trademarks and other intellectual property assets from Peace Mountain, including the trademark “Skinny Water”.  Skinny Water® contains no calories or sugar, and has no preservatives or artificial colors.  Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

The current business strategy is to develop and maintain current national distribution relationship with Canada Dry-affiliated distributors and Target Corporation, focus on establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the company’s products into retail and direct store delivery (DSD) distribution channels.  In fiscal 2009, we increased our network of distributors to 56 distributors in 25 states.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local or regional distributors. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Tweeter, Shop Rite, and select Walgreens, select Costcos and 7 Elevens for the distribution of Skinny Water. In addition to these chains, the company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, overhead, fees and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sales expense including payroll, point of sale, slotting fees, sponsorship fees and  promotional events. We have focused on developing brand awareness through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

Acquisition of Trademarks

The Company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names.  The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ™, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie™’’, and “Skinny Java™”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Sport drinks, Teas, Shakes, Smoothies and Coffees.

Management Changes

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

Advisory Board

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. As described in greater detail below, the Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In additional consideration for his agreement to provide endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. The Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05. Subsequently, in May 2009, Mr. Croce agreed to waive future royalties under the endorsement agreement and in consideration thereof, the Company granted him warrants to purchase 2,500,000 shares of common stock exercisable for a period of five years at a price of $0.05. In fiscal 2010, the Company expanded the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board. In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and agreed to issue each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of five years at an exercise price of $0.06 per share.

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

At December 31, 2009, our cash and cash equivalents was approximately $191,000. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2009 fiscal year, we raised an aggregate amount of $4,900,203 from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. See the discussion below under the caption “Liquidity and Capital Resources” for additional information regarding these transactions.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in it’s projected growth. This will depend, however, on our ability to execute on our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2009, citing recurring losses and negative cash flows from operations. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgement and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 3 to our audited financial statements.

Basis of Reporting

The Company had one wholly owned subsidiary, Creative Enterprises, Inc.  Creative Enterprises, Inc. owned Creative Partners International, LLC. Creative Partners LLC was dissolved in fiscal 2009 and Creative Enterprises, Inc. was inactive during 2009, accordingly, for 2009 they are not included in the financial statements.  The  Company’s financial statements for the years ended December 31, 2008 and 2007  included its wholly-owned subsidiary Creative Enterprises, Inc. and its wholly-owned subsidiary Creative Partners International, LLC. There was no financial activity in the wholly owned subsidiary, Creative Enterprises, Inc. and its wholly-owned subsidiary, Creative Partners International, LLC, for the year ended December 31, 2008 and 2007.  All intercompany accounts and transactions, if any, were eliminated in the financial statements for the years ended December 31, 2008 and 2007.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years.  Depreciation is computed on the straight line method for financial reporting and income tax purposes. Repair and maintenance costs are expensed as they are incurred.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Allowances have been made in the financial statements for any accounts management believes to be uncollectible.  The allowance for doubtful accounts was $219,675 and $21,000 at December 31, 2009 and 2008, respectively.  The Company factors all of its trade receivables on a full recourse factoring arrangement.  The effective cost of the factor’s service is 30% of accounts receivable purchased by the factor.  The cost of factor collections was approximately $57,000, $41,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.  Factor costs are included in interest expense.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and /or our ability to sell the product(s) concerned.  Demand for our products can fluctuate significantly.  Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions.  Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. As of December 31, 2009 and 2008, the reserve for obsolescence was approximately $40,000 and $30,000, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense totaled $276,651, $320,078 and $101,103 for the years ended December 31, 2009, 2008 and 2007 respectively.

Market development funds and cooperative advertising costs, rebate promotion costs and slotting fees

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50

Shipping and handling costs

Costs for shipping and handling incurred by the Company for third partyshippers are included in cost of sales. These expenses for the years ended December 31, 2009, 2008, and 2007, were $260,403, $137,156, and $41,522, respectively.

Trademarks

The trademarks are carried at cost with an indefinite life.  The trademarks are tested for impairment annually as of December 31 or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Stock Based Compensation

The Company measures compensation cost to employees from its equity incentive plan by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  Equity compensation issued to employees is expensed over the requisite service period (usually the vesting period).  The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of the stock options at the date of grant.  The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Our employee stock options, however, have characteristics significantly different from those of traded options.  For example, employee stock options are generally subject to vesting restrictions and are generally not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest.  Changes in subjective input assumptions can materially affect the fair value estimates of an option.  Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.  We use historical data to estimate the expected price volatility, and the expected forfeiture rate.  We use the simplified method to estimate the expected option life.  The risk-free rate is based on the U.S.  Treasury yield curve in effect at the time of grant for the estimated life of the option.  If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

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

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to our retailers and distributors and is recognized net of discounts. At present, there are no returns privileges with our products. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with FASB ASC Topic 605.

Fair Value of Financial instruments approximates carrying amount

The Company’s financial instruments are cash equivalents, accounts receivable, accounts payable revolving line of credit and notes payable.  The recorded values of cash accounts receivable, accounts payable approximate their fair values based on their short-term nature.  The recorded values of the revolving line of credit an notes payable approximate their fair values, as interest approximates market rates.

Management Discussion and Analysis:

Since the middle of 2006, the company has engaged in significant marketing and sales activities related to the business plan of selling its enhanced “Skinny Water”.  For the 2009 fiscal year, the company generated revenues of  $4,146,066, (net of billbacks of $687,507 and slotting fees of $453,022) and incurred a net loss of $7,305,831, of which $3,104,316 was non-cash related.  For our 2008 fiscal year, we generated revenues of  $2,179,055, after billbacks of $112,717 and incurred a net loss of $6,232,123, of which $3,080,179 was non-cash related. The net loss includes general and administrative expenses related to the costs of start-up operations and a significant amount of marketing and sales expenses related to establishing our brand in the market through slotting fees, increase payroll for regional sales managers, in-store advertising and sampling events.  A significant amount of marketing expenses was related to establishing the Skinny Water® brand in current markets and opening up new markets and distribution.   In addition, the net loss includes a significant amount of public company expenses incurred as a reporting company. Since the date of the merger and reorganization, we have raised capital through private sales of common equity and debt securities.

Results of Operations: Year Ended December 31, 2009 compared to Year Ended December 31, 2008

For the twelve months ended December 31, 2009, our revenue was $4,146,066, (net of billbacks of $687,507 and slotting fees of $453,022) as compared to revenues of $2,179,055, after billbacks of $112,717 for the same period last year. This increase in revenues for the twelve months ended December 31, 2009 is due primarily to the introduction of the six reformulated Skinny flavors and the increased volume of product shipments resulting from the development of the Company’s relationship with Target Corp., the overall availability of Skinny Water in national and independent retail stores and new distribution relationships established by the Company during the year, and growth from Direct Store Delivery (“DSD”) to 55 at the end of 2009.  Direct sales to retailers were $794,152 as compared to $304,809 for the prior year period. Sales to our “DSD” network increased to $3,351,914 in 2009 compared to $1,589,982 during 2008. Cost of goods sold was $3,515,156 for the year ended December 31, 2009 as compared to $1,873,477 incurred during the same period last year, directly related to the increase in revenues  Gross profit increased 1.2% points over 2008 due to costs cutting efforts in raw material purchases and co-packing fees. Gross profit was minized by the reclassification of slotting fees against gross revenues. Marketing, sales, and advertising costs were $2,652,063 for the year ended December 31, 2009 as compared to $2,083,646 for the same period last year. These increases are attributable to product development, slotting fees, in store advertising along with additional hiring of sales and marketing employees.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $5,212,487 for the twelve months ended December 31, 2009 as compared to $3,421,468 over the same period in 2008. This increase of 52% is primarily due to non-cash expenses related to grants of options and warrants.

Interest expense was $72,191 for the year ended December 31, 2009 as compared to $67,042 for the same period last year.

Net loss for the twelve month period was $7,305,831, inclusive of  a non-cash loss of $3,104,316, mostly attributable to expense for employee options and warrant and compensation expense in addition to stock issued for services, as compared to $6,232,123, inclusive of non- cash loss of 3,080,179, for the same period last year.

Results of Operations: Year Ended December 31, 2008 compared to Year Ended December 31, 2007

For the twelve months ended December 31, 2008, our revenues were $2,179,055 as compared to $752,825 for the same period of the previous year. This increase in revenues for the twelve months ended December 31, 2008 is due primarily to the introduction of the five reformulated Skinny flavors and the increased volume of product shipment resulting from the development of the Company’s relationship with Target Corp., new distribution relationships established by the Company during the year, and growth from DSD’s to 15 at the end of 2008.  Direct sales to retailers were $304,809 as compared to $705,742 for the prior year period. Sales to our DSD network increased to $1,589,982 in 2008 compared to $37,195 during 2007. Cost of goods sold was $1,873,477 for the year ended December 31, 2008 as compared to $532,812 incurred during the same period last year. The decrease in gross profit percentage was due mainly to the cost associated with formulating five flavors of Skinny Water for introduction into the market.  Marketing and advertising costs were $2,083,646 for the year ended December 31, 2008 as compared to $721,442 for the same period last year. This increase is attributable to product design and increased advertising expenses along with additional personal to assist our growth in DSD and market areas.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $3,421,468 for the twelve months ended December 31, 2008 as compared to $1,715,218 over the same period in 2007. This increase of 100% is primarily due to costs associated with private placements of stock along with non-cash expenses related to grants of options and warrants.

Interest expense was $67,042 for the year ended December 31, 2008 as compared to $120,514 for the same period last year.

Net loss for the twelve month period was $6,232,123 as compared to $5,698,643 for the same period last year.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $190,869 at December 31, 2009, compared to $236,009 at December 31, 2008. The change in cash and cash equivalents primarily reflects our use of funds during the year for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $4,218,177 for the year ended December 31, 2009 as compared to $3,330,624 for December 31, 2008. This is primarily attributable to operating losses of $7,305,831 and to create additional inventory to service our increased revenue base, partially offset by non-cash expense of $3,104,316.

Investing Activities

Net cash used in investing activities totaled $476,106 in the year ended December 31, 2009 as compared to $0 for the prior year period.  Cash used in investing activities primarily represented net purchases of the Skinny Trademark and other fixed assets

Financing Activities

Net cash provided by financing activities totaled $4,649,143 for the year ended December 31, 2009 and $3,548,689 for the prior year period. Cash provided by financing activities was primarily due to our sale of our securities in private placements.

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

2009 Financing Activities

In fiscal 2009, the Company had conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. At the conclusion of this offering, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company has been using the net proceeds from this offering of approximately $1,940,000 for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the investors are “accredited investors”, as defined in Rule 501(a) promulgated under the Securities Act.

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of Common Stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of December 31, 2009, holders of 17,885 shares of Series A Preferred Stock had received 29,808,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

Subsequently, in August 2009, the Company commenced a private offering of shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder (the “August Offering”) pursuant to which it offered an aggregate amount of 41,666,667 shares of Common Stock for  $2,500,000. The shares of Common Stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,333 shares of Common Stock. Net proceeds from such sales are approximately $1,680,000. The Company is using the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent the procured investors in this offering. The shares being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

2008 Financing Activities

As previously reported, we commenced a private offering  of its common stock in December 2007 for up to a maximum of $3,200,000 of shares at an offering price of $0.04 per share and the Company had received subscriptions of approximately $3.1 million. In this offering, we received gross proceeds of $3,163,000 and sold an aggregate of 79,075,000 shares of common stock to accredited investors. After giving effect to offering expenses and commissions, the Company received net proceeds of approximately $3,108,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the offering to investors procured by them. Agent warrants shall be exercisable at the per share price of $0.05 for a period of five years from the date of issuance. Based on the foregoing, agents have earned an aggregate of $55,000 in commissions and 1,362,500 warrants. In connection with the offering, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.

In addition, as previously reported, commencing in November 2008, we conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder pursuant to which we sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds in the November Offering for common shares issued in 2009 was $1,199,203, net of offering costs. Total proceeds received in 2009 and 2008 relating to the November Offering was $1,867,690. There were 21,230,418 common shares issued in 2009. The Company used the net proceeds from the November Offering for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Based on the representations made in the transaction documents, the Company believes that the Investors are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act.  At the Company’s annual stockholders meeting held in July 2009, the Company’s stockholders approved the amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock and the non-exercise agreements entered into by our executives expired.

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

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. Interest is charged on the unpaid principal of this loan arrangement until the full amount of principal has been paid at the rate of 8.25% per annum and is paid on a monthly basis. The Company was initially obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan. The balance at December 31, 2009 was $45,924.  The loan is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens. The maturity of this loan has been extended to July, 2010 and this obligation has been paid down by an additional $20,000 since year end. On January 10, 2008 the Company issued two million shares of stock to the Chairman in consideration for his personal guarantee of the Valley Green Loan.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000.  Currently, this arrangement has been extended through February 2011 and the borrowing limit has been incrementally increased to extend our line to 85% of outstanding eligible receivables or $2,000,000.  As of December 31, 2009, we had $321,825 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

In connection with its establishment of an advisory board in March and April 2008 and execution of a consulting agreement with one advisor, the Company agreed to issue to such persons a total of 7,000,000 shares of common stock purchase warrants to the advisors. The warrants are exercisable for a period of five years at a price of $0.05. In addition, the Company also agreed in March 2008 to issue 1,000,000 additional warrants to an individual consultant not serving on the advisory board in consideration of consulting services to be provided to the Company on the same terms as described above. Further, in March and May 2009, the Company agreed to issue an additional 3,000,000 warrants to an advisory board member and a consultant, which warrants are exercisable for five years at a price of $0.08 per share. The issuance of the foregoing warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were either accredited investors or otherwise provided with access to material information concerning the Company.

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), a holder of more than 5% of our outstanding common stock, pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. Further, on August 14, 2009, the Company approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

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

Product Research and Development

We intend to expand our line of Skinny products, as described in the “Overview” section of this Management’s Discussion and Analysis, at such time as management believes that market conditions are appropriate. Management will base this determination on the rate of market acceptance of the products we currently offer. We do not engage in material product research and development activities. New products are formulated based on our license arrangements with our suppliers and licensors.

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts and distributor relationships. We will use a combination of sampling, print, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure and to increase sales.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through retailers that include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 56 DSDs in 26 states in the U.S. Currently we have been authorized to sell Skinny products in ACME Markets, Stop & Shop, Costcos, Giant of Carlisle, Shop Rite stores and select CVS and Walgreen stores among others.  Management believes that Skinny Waters are now available in over 5,000 stores.

In connection with our marketing campaign, we have expended $2,652,063 for the year ended December 31, 2009 compared to $2,083,646 for the year ended December 31, 2008 to fund various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Upstate New York, Balt.-DC, Phoenix, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. We expect to incur significant marketing and advertising expenditures during 2010 to bring our new line of products to market. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include non-alcoholic distributors, beer wholesalers and energy beverage distributors. To date, we have arrangements with approximately 56 DSDs in 26 states in the U.S. and 2 distributors outside the U.S.  We work with the DSD to delivery our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

We also distribute our products directly to select national retail accounts based on purchase order relationships. DSDs will distribute to grocery, convenience, club stores, health clubs, retail drug, and health food establishments. We will contract with independent trucking companies to transport the product from contract packers to distributors. Distributors will then sell and deliver our products directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with the products. Distributors are responsible for merchandising the product at store level. We are responsible for managing our network of distributors and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

As described in greater detail above in Item 1. of this Form 10-K under the caption “Distribution, Sales and Marketing – Distribution Strategy”, in July 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York under which we appointed them as our exclusive distributor of Skinny Water and other products in the New York City metropolitan area. Distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under the Distribution Agreement, we agreed to pay specified amounts to the distributor as an “invasion fee” and agreed to cover a minimum amount for slotting fees during the initial term of the agreement. In the event we elect not to renew the distribution agreement at the end of the initial term or any renewal term and the distributor is not otherwise in breach of the agreement with the time to cure having expired, we shall pay them a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the agreement.

Subsequently, we expanded our distribution arrangements with Canada Dry-affiliated distributors and now have agreements with four Canada Dry affiliated distributors that service the mid-Atlantic region and the New York City metropolitan area. In addition, in 2009 we also augmented our West Coast distribution network by entering into distribution agreements with regional distributors covering portions of southern California and Arizona. Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations.

In addition, we have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payment of such fees have not been material to date, such amounts may increase in subsequent quarters.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of December 31, 2009 we have 21 employees including, our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In June 2009, the FASB issued ASC Topic 860-20 "Sale of Financial Assets".  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  ASC Topic 860-20 "Sale of Financial Assets" is effective for fiscal years beginning after November 15, 2009.  The adoption of the provisions of ASC Topic 860-20 "Sale of Financial Assets" is not expected to have a material effect on the Company’s financial position, results of operations, or cash flow. This standard has not yet been integrated into the Accounting Standard Codification.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 20 Subsequent Events, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the guidance is initially adopted. The adoption of the provisions in this pronouncement would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned businesses acquired in the future.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal year ended December 31, 2009 follows Item 15 of this Annual Report on Form 10-K.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 22, 2009, we  dismissed Connolly, Grady & Cha, P.C. (“CGC”) as the our independent registered public accounting firm and engaged Marcum, LLP (“Marcum”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2009. The Company’s decision to change its independent registered public accounting firm was the result of a competitive bidding process. The decision to dismiss CGC and engage Marcum, on October 23, 2009,  was made and approved by the Board of Directors of the Company. As the Company’s Board of Directors currently consists of four persons, it has not formally constituted an audit committee. Accordingly, the Board of Directors acts as a whole with respect to matters which might otherwise be acted upon by an audit committee.

The reports of CGC on the financial statements of the Company for each of the past two fiscal years, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle other than (i) to contain an explanatory paragraph as to the Company’s ability to continue as a going concern and (ii) the report of CGC on the Company’s financial statements for the year ended December 31, 2007, dated April 14, 2008, included an explanatory paragraph stating that the Company did not value its stock options and warrants as described by generally accepted accounting principles.  Subsequently, as reported on a Current Report on Form 8-K filed on March 31, 2009, the Company determined that a restatement of its annual report on Form 10-KSB for the year ended December 31, 2007 was necessary in order to properly report, among other matters, the stock compensation expense that the Company incurred in fiscal 2007 relating to employee stock options and other warrants. On April 1, 2009, the Company filed an amendment to its annual report on Form 10-KSB for the year ended December 31, 2007 to restate its consolidated financial statements and related financial information to address this issue.

During the Company’s two most recent fiscal years and through October 22, 2009, there have been no disagreements with CGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of CGC would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. During the Company’s two most recent fiscal years and through October 22, 2009, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of Marcum, neither the Company nor someone on behalf of the Company had consulted with Marcum during the Company’s two most recent fiscal years and through the date of this report in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

The Company requested that CGC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of such letter, dated October 30, 2009, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 2, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, for the reasons discussed below, were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that due to the material weaknesses indentified below, the Company’s internal control over financial reporting was not effective as of the end of the fiscal year ended December 31, 2009.

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

In conducting its evaluation, management identified the following material weaknesses in its internal control over financial reporting:

●          Application of US Generally Accepted Accounting Principles: The Company lacked sufficient US GAAP expertise to ensure that certain complex material transactions relating to equity are properly reflected in the financial statements. Consequently, the Company may not anticipate and identify accounting issues relating to equity, or other risks critical to financial reporting, that could materially impact the financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

●          Inadequate Closing Procedures: The Company did not properly perform the necessary year end closing procedures to accurately estimate the allowance for doubtful accounts and accrued expenses. This resulted in material adjustments to the financial statements. Accordingly, this control deficiency constitutes a material weakness.

●          Assessment of ICFR: The Company did not timely perform a formal assessment of its controls over financial reporting, including tests that confirm the design and operating effectiveness of the controls. This assessment did not commence until subsequent to year end. Accordingly, this control deficiency constitutes a material weakness.

Remediation of Material Weaknesses

In April 2009, we restated our financial statements for the year ended December 31, 2007. The restatements were to correct the Company’s accounting for its convertible debentures, options and warrants. In its amended Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company’s management revised its original report on internal control over financial reporting and concluded that due to the failure to properly account for these securities, there was a material weakness in our internal control over financial reporting as of December 31, 2007.

As a result of the material weakness in our internal control over financial reporting, during fiscal 2008 and 2009, the Company engaged outside consultants to ensure that its reported results are in compliance with accounting principles generally accepted in the United States. More specifically, as previously reported, the Company took the following measures to remediate the aforementioned weakness in its internal controls:

●    Engaged a full-time controller with requisite experience to perform month-end reviews and closing processes as well as provide additional oversight and supervision within the accounting department;

●    With the assistance of outside consultants, implemented the necessary training and education to ensure that all relevant employees involved in accounting for convertible securities as well as stock options and warrants understand and apply the appropriate accounting treatment in accordance with the requirements of ASC Topic 470-20-25 “Debt with Conversion Option Recognition” and ASC Topic 718 “Compensation - Stock Compensation” and related accounting guidance;

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

Due to the identification of additional material weaknesses in its internal control over financial reporting related to the company’s accounting for material equity transactions, the company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to equity transactions.

With respect to the identified material weakness pertaining to the company’s closing procedures to allow it to estimate its allowance for doubtful accounts and accrued expenses, the company will evaluate its policies and procedures and matrices to improve monitoring of potentially doubtful accounts and if necessary engage external consultants or hire employees to assist in that processes. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the company intends to engage an external consultant to assist the company in undertaking its assessment in a timely manner.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

The information set forth under the caption “Recent Sales of Unregistered Securities” in Item 5 of this Annual Report on Form 10-K regarding issuances of equity securities during the fiscal quarter ending March 31, 2010 is incorporated herein by reference.

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

Our directors and officers are currently as follows:

Name	Age	Position

Ronald Wilson	60	Chief Executive Officer, President and Director

Donald J. McDonald	57	Chief Financial Officer and Director

Michael Salaman	47	Chairman of the Board

William R. Sasso	62	Director

Business Experience

Ronald Wilson. Mr. Wilson became our President and Chief Executive Officer in December 2008. Mr. Wilson has worked in the soft drink industry for over 38 years, spending the majority of his career with the Philadelphia Coca-Cola Bottling Company. He began his career with Coca-Cola in 1977 as a Financial Analyst with Coca-Cola Bottling Co. of N.Y. During the succeeding years, Mr. Wilson was promoted within Coke New York to a number of positions, including Vice President/General Manager for Coke New York’s Northern New England operation and Vice President/General Manager for the New Jersey division. In 1985, Mr. Wilson was appointed the President and Chief Operating Officer for The Philadelphia Coca-Cola Bottling Company and held this office until his retirement in November 2006. He began his career in 1969 at a PepsiCo Inc. owned plant in various capacities in production, warehousing, and sales. Mr. Wilson serves on numerous charitable and industry boards and currently is the Vice Chair for the Board of Overseers at Rutgers University, and is as an advisor to Rutgers School of Business. Mr. Wilson has also served as the President of The Coca-Cola Bottlers’ Association, a board member of The Dr Pepper Bottlers’ Association, and a board member of the Free Library of Philadelphia. Mr. Wilson graduated from Rutgers University in 1971 with a Bachelor’s degree in history.  Through his leadership roles in our industry, Mr. Wilson has gained extensive experience in the management and operation of beverage companies. As our Chief Executive Officer, he has significant knowledge of all facets of our company. Mr. Wilson’s experience with our company, combined with his leadership skills and operating experience, makes him particularly well suited to be our Chief Executive Officer and a member of our Board of Directors.

Donald J. McDonald. Donald J. McDonald joined us as President and Chief Executive Officer, and a director, in October 2006. Subsequently, he became our Chief Financial Officer in July, 2007. Mr. McDonald was replaced by Mr. Wilson as the Company’s President and Chief Executive Officer in December 2008. Mr. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald was in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974. Through his extensive experience as a senior executive with public and provide companies with decades of experience in financial management, Mr. McDonald has accrued extensive business knowledge and financial management experience. In addition, as Mr. McDonald has served our company for four years as a director as well as an executive officer, he has significant knowledge of all facets of our company. For these reasons, the Company believes that Mr. McDonald is well suited to serve as our Chief Financial Officer and a member of our Board of Directors.

Michael Salaman.  Michael Salaman has served as our Chairman since January 2002 and was our Chief Executive Officer from that date until March 8, 2006. Mr. Salaman has over 20 years experience in the area of new product development and mass marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing Company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Internet company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of the Company and directed its operations as a marketing and distribution company and in 2005 focused the Company’s efforts in the enhanced water business. Through his extensive experience in marketing and distributing consumer products, and in light of his long service to our company as a founder and prior chief executive officer, Mr. Salaman has extensive experience and knowledge of both the beverage industry as well as the operations of our Company. For these reasons, the Company believes that Mr. Salaman is well suited to serve as the Chairman of our Board of Directors.

William R. Sasso.  William R. Sasso was elected to our Board of Directors in July 2009 and is the Chairman of Stradley Ronon Stevens & Young, a regional law firm based in Philadelphia. He is also a partner in the Business Practice Group where he counsels privately and publicly held companies and religious and nonprofit organizations in various matters, including general corporate and securities law, mergers and acquisitions, health care, tax and real estate. He has served as chairman of the firm’s management committee and board of directors since 1994. In addition to his legal practice, he is widely recognized as a community leader in the Delaware Valley. He served as chairman of the board of directors of the Greater Philadelphia Chamber of Commerce (2003-2004). He continues to serve on the Chamber’s board and executive committee.  He also chairs the board of Holy Redeemer Health System, is President of the board of the Cancer Treatment Center of America and is Chairman of the board of directors of the Free Library of Philadelphia. Mr. Sasso received a J.D. from Harvard Law School and a B.A. from LaSalle University.  Mr. Sasso brings to the Company his broad legal experience and leadership skills as Chairman of Stradley Ronon Stevens & Young, LLP, a large regional law firm, as well as his current and prior directorships and affiliations. For these reasons, in addition to his past service as a director of the Company and the fact that he is a non-employee director, Mr. Sasso  is well-suited to serve on our Board of Directors.

None of the Company’s directors or executive officers have been involved, in the past ten years, in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any legal proceedings more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws.

Director Independence; Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of four individuals. None of our current directors is independent as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended December 31, 2009, our board of directors held three meetings during which it took action and acted by unanimous written consent on 21 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of the total number of meetings of the Board of Directors.
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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2009 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements.

Code of Ethics

Our Board of Directors adopted a Code of Ethics, as defined by Rule 406 of Regulation S-K on March 30, 2009. A copy of this Code of Ethics has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.  Our Code of Ethics and Business Conduct covers all our employees and directors, including our named executive officers.

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

The Company also entered into a consulting agreement with Mr. Croce, pursuant to which the Company agreed to issue warrants to purchase 3,000,000 shares of common stock at $.05 per share consideration of his agreement to serve on the Company’s Advisory Board and for providing the marketing services for the Company’s products. In addition to serving on the Advisory Board, Croce agreed to endorse and advertise, through an affiliate, the Company’s products. In additional consideration for his agreement to provide the endorsement and marketing services, the Company agreed to pay a royalty with respect to the sale of its products that he endorses for the duration of his endorsement services. Subsequently, in May 2009, Mr. Croce agreed to waive future royalties under the endorsement agreement and in consideration thereof, the Company granted him warrants to purchase 2,500,000 shares of common stock exercisable for a period of five years at a price of $0.05. In March 2008, the Company issued each of the other initial members of its advisory board warrants to purchase 1,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05.

In fiscal 2010, the Company expanded the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board. In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and we agreed to grant each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of five years at an exercise price of $0.06 per share.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2009 and 2008. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)		All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(i)	(j)

Ronald Wilson	2009	$165,775	$	$	$116,849		$15,600(5)	$298,224
Chief Executive Officer and President(1)	2008	$12,500	$0	$180,000	$143,500	(2)	$1,700	$337,700

Donald J. McDonald	2009	$109,684	$0	$31,127	$382,168		$0	$413,295
Chief Financial Officer (3)	2008	$115,777	$0	$37,350	$837,000		$1,400	$991,527

Michael Salaman	2009	$157,604	$0	$3,055	$459,368		$0	$620,027
Chairman	2008	$126,962	$0	$137,350	$837,000		$1,400	$1,102,712

(1) Mr. Wilson became our Chief Executive Officer and President on December 1, 2008. Upon joining the Company, Mr. Wilson was awarded 2,000,000 shares of restricted common stock, warrants to purchase 2,000,000 shares of common stock and, subject to the approval of the Company’s stockholders of a new equity compensation plan, options to purchase 2,000,000 shares of common stock.

(2) Expense relating to the grant of 2,000,000 warrants has been included in this column and calculated in accordance with FASB ASC Topic 718.  Excludes an aggregate of 2,500,000 warrants issued to Mr. Wilson in fiscal 2008 prior to his becoming an officer of the Company in consideration for services rendered.

(3) Mr. McDonald became our Chief Executive Officer and President on October 6, 2006 and assumed the position of Chief Financial Officer as of June 30, 2007. Mr. McDonald was replaced as our Chief Executive Officer and President by Mr. Wilson on December 1, 2008.

(4) This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2009 and 2008, as applicable, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for details as to the assumptions used to determine the fair value of the awards.

(5) Consists of amounts paid for rental premises utilized by our CEO.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2009 and 2008 and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and/or arrangements and related information is provided in this section and also under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Board of Directors is required prior to our entering into employment agreements with our executive officers or amendments to those agreements.

During the 2009 fiscal year, the Company granted restricted stock and option awards to its Named Executive Officers as described below. The grants of options described below during the 2009 fiscal year were made pursuant to our 2009 Equity Plan, which is currently administered by the Board of Directors. Grants in prior periods were made under our 1998 Plan. The Board, as administrator, has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the 2009 Equity Plan are generally only transferable to a beneficiary of a participant upon his or her death.

In December 2008, the Company’s Board of Directors approved the grant of 2,000,000 options to its new Chief Executive Officer, subject to the approval by the Company’s stockholders of the 2009 Equity Plan. Following the approval of the Company’s stockholders of the 2009 Equity Plan on July 2, 2009, this grant became effective. The exercise price of this option is equal to the fair market value of the Company’s Common stock on the date of stockholder approval of the 2009 Equity Plan, as determined in accordance with the 2009 Equity Plan. Per the terms of the option grant to Mr. Wilson, if he ceases to provide services to the Company or any parent, subsidiary or affiliate of the Company for any reason except death or disability, he may exercise the option to the extent (and only to the extent) that it would have been exercisable upon the termination date, within three months thereafter, but no later than the expiration date of the option. If he ceases to provide services to the Company because of his death or disability (or if Mr. Wilson dies within three months after he ceases to provide services other than because of death or disability) the option may be exercised to the extent (and only to the extent) that it would have been exercisable on the termination date, by him or his legal representative within twelve months after the termination date, but in not later than the expiration date. Finally, if he ceases to provide services to the Company because of “cause” (as defined in the 2009 Equity Plan) or his actual or alleged commitment of a criminal act or an intentional tort and the Company is the victim or object of such criminal act or intentional tort or such criminal act or intentional tort results, in the reasonable opinion of the Company, in liability, loss, damage or injury to the Company, then, at the Company’s election, the option shall not be exercisable and shall terminate upon the his termination date. On August 14, 2009, the Company’s Board of Directors agreed to amend the option award granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options.

Further, on July 2, 2009, the Company approved the issuance of shares of restricted stock to certain of its officers and directors as follows. The Company granted its Chairman 50,917 shares of restricted stock in lieu of an amount of approximately $3,000 owed for accrued benefits. The Company granted its Chief Financial Officer 295,551 shares of restricted stock in lieu of an amount of approximately $31,000 owed for accrued benefits and compensation.  On August 14, 2009, the Board agreed to amend outstanding warrant agreements held by our Chief Executive Officer to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Mr. Wilson holds 4,500,000 warrants.

In addition, on August 14, 2009, the Board of Directors approved option grants under the 2009 Equity Plan to Messrs. Wilson, McDonald and Salaman on the following terms: options to purchase 2,000,000 shares of common stock, exercisable at the closing price on the date of grant ($0.095) for a period of five years and which vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. Based on the Company’s results for 2009, each of the foregoing option awards were reduced to 1,500,000 shares.

With respect to the options granted to Mr. Wilson in August 2009, upon the termination of his service to us an employee, director, consultant, independent contractor or advisor for any reason except “cause”, then such option shall be deemed fully vested on the date of such termination and any restrictions thereon shall lapse and it shall remain outstanding and exercisable in full through the expiration of its the original term. In the event Mr. Wilson’s service to the Company ceases due to “cause” (as defined in the 2009 Equity Plan) or his actual or alleged commitment of a criminal act or an intentional tort and the Company is the victim or object of such criminal act or intentional tort or such criminal act or intentional tort results, in the reasonable opinion of the Company, in liability, loss, damage or injury to the Company, then, at the Company’s election, the option shall not be exercisable and shall terminate upon the his termination date.

With respect to the options granted to our other Named Executive Officers in August 2009, if such person ceases to provide services to the Company or any parent, subsidiary or affiliate of the Company for any reason except death or disability, he may exercise the option to the extent (and only to the extent) that it would have been exercisable upon the termination date, within three months thereafter, but no later than the expiration date of the option. If such an officer ceases to provide services to the Company because of death or disability (or if such officer dies within three months after he ceases to provide services other than because of death or disability) the option may be exercised to the extent (and only to the extent) that it would have been exercisable on the termination date, by him or his legal representative within twelve months after the termination date, but in not later than the expiration date. Finally, if such officer ceases to provide services to the Company because of “cause” (as defined in the 2009 Equity Plan) or his actual or alleged commitment of a criminal act or an intentional tort and the Company is the victim or object of such criminal act or intentional tort or such criminal act or intentional tort results, in the reasonable opinion of the Company, in liability, loss, damage or injury to the Company, then, at the Company’s election, the option shall not be exercisable and shall terminate upon the his termination date.

The options granted to our Chairman and Chief Financial Officer in July 2008 are subject to vesting requirements. These options vested 25% on the date of grant and thereafter will vest in equal annual installments of 25% on each anniversary of the grant date until vested in full. These options are exercisable for a five year term at an exercise price of $.33 per share.

Each of the foregoing option awards provide that in the event of a Change in Control Transaction, as defined in the 2009 Equity Plan, the treatment of such option shall be subject to the applicable terms and conditions of the 2009 Equity Plan. With respect to the options granted by us to our Named Executive Officers in years prior to fiscal 2009, the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, is generally consistent with the impact of such event on options granted under the 2009 Equity Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers:

	Option Awards						Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ronald Wilson(2)	500,000	1,000,000	(3)	__	.095	8/14/14	__	__	__	__
	2,000,000	2,000,000	(8)		.10	7/2/14	__	__	__	__

Donald J. McDonald	500,000	1,000,000	(3)	__	.095	8/14/14	__	__	__	__
	1,500,000	1,500,000	(4)	__	.33	7/30/13	__	__	__	__
	2,000,000	500,000	(5)	__	.17	10/6/11	__	__	__	__
	1,875,000	625,000	(6)	__	.07	11/28/12	__	__	__	__

Michael Salaman	500,000	1,000,000	(3)	__	.095	8/14/14	__	__	__	__
	1,500,000	1,500,000	(4)	__	.33	7/30/13	__	__	__	__
	2,250,000	750,000	(4)	__	.07	11/28/12	__	__	__	__
	1,800,000	1,200,000	(7)	__	.25	1/12/12	__	__	__	__

(1)
Excludes (a) 2,075,000 shares of restricted stock granted to each of Mr. McDonald and Mr. Salaman on March 24, 2008; (b) 2,000,000 shares of restricted stock granted to Mr. Salaman on November 28, 2007; (c) 2,000,000 shares of restricted stock granted to Mr. Wilson on December 1, 2008; (d) 50,917 shares of restricted stock granted to Mr. Salaman on July 2, 2009; and (e) 295,551 shares of restricted stock granted to Mr. McDonald on July 2, 2009, as each of the foregoing awards were immediately vested.

(2)	Excludes the grant of 2,000,000 common stock purchase warrants granted to Mr. Wilson on December 1, 2008 and 2,500,000 other warrants granted to Mr. Wilson prior to his employment by the Company.

(3)	Options vest as follows: 25% vested on grant date of August 14, 2009. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date.

(4)	Options vest as follows: 25% vested on grant date of July 30, 2008. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date.

(5)	Options vest as follows: 20% vested on grant date of October 6, 2006. Thereafter option vests in equal annual increments of 20% on each anniversary of the grant date.

(6)	Options vest as follows: 25% vested on grant date of November 28, 2007. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date.

(7)	Options vest as follows: 20% vested on grant date of January 12, 2007. Thereafter option vests in equal annual increments of 20% on each anniversary of the grant date.

(8)	Options vest in full July 2, 2010.

Outstanding Equity Awards Narrative Disclosure

The options granted to our named executive officers on August 14, 2009 provided that in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. As the Company did not achieve such milestone, each option granted to our named executive officers was reduced to 1,500,000 from 2,000,000.

The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see the disclosure under the caption “Narrative Disclosure to Summary Compensation Table” following the Summary Compensation Table, above. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement, if any. For a description of the material terms of the Named Executive Officer’s employment arrangements see “Employment Agreements with Named Executive Officers” below.

Employment Agreements with Named Executive Officers

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

We have not entered into written employment agreements with any of our other named executive officers. On November 28, 2007, the Board of Directors of the Company approved the following compensation arrangements for Messrs. McDonald and Salaman, effective as of November 2007. Mr. Salaman receives compensation of $12,500 per month and a $700 dollar monthly automobile allowance and Mr. McDonald receives compensation of $11,667 dollars per month and a $700 monthly automobile allowance.

Director Compensation

We do not pay any fees or other compensation to our directors for service as a director or attendance at board meetings. We have not adopted any retirement, pension, profit sharing, or other similar programs. Following his election to our board of directors on July 2, 2009, the Board of Directors granted Mr. Sasso 250,000 shares of restricted stock, which shares were vested on the date of grant.

Summary of Non-Executive Director Compensation

A summary of non-executive director compensation for the year ended December 31, 2009 is as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

William R. Sasso		$22,500			$22,500

(1) On July 2, 2009, the Board of Directors granted Mr. Sasso 250,000 shares of restricted stock. Grant date fair value of restricted stock awards on the date of grant was based on a fair market value of our common stock as reported on the OTC Bulletin Board.

Stock Option Plans

1998 Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The 1998 Plan terminated ten years from the date of its adoption by the Board. Our Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval the amendment of the 1998 Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under the 1998 Plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2009, 19,400,000 options remain issued and outstanding under the 1998 Plan.

Administration: The 1998 Plan is administered by a committee delegated by the Board of Directors, or by the Board of Directors itself (the “Committee”). Subject to the provisions of the 1998 Plan, the Committee has discretion to determine the employee, consultant or director to receive an award, the form of award and any acceleration or extension of an award. Further, the Committee has complete authority to interpret the 1998 Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical), and to make all other determinations necessary or advisable for the administration of the 1998 Plan.

Eligibility: Awards may be granted to any of our employees or consultants or to non-employee members of the Board of Directors or of any board of directors (or similar governing authority) of any of our affiliates.

Types of Awards: Awards under the 1998 Plan include incentive stock options and non-statutory stock options. Each award will be evidenced by an instrument in such form as the Committee may prescribe, setting forth applicable terms such as the exercise price and term of any option or applicable forfeiture conditions or performance requirements for any restricted stock grant. Except as noted below, all relevant terms of any award will be set by the Committee in its discretion. Incentive stock options may be granted only to eligible employees of the Company or any parent or subsidiary corporation and must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant (one hundred ten percent (110%) for incentive stock options granted to any ten-percent (10%) shareholder). In addition, the term of an incentive stock option may not exceed ten (10) years. Non-statutory stock options must have an exercise price of not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of grant and the term of any Non-statutory Stock Option may not exceed ten (10) years. In the case of an incentive stock option, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of his or her employer corporation and its parent and subsidiary corporations) may not exceed $100,000.

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

Amendments to the1998 Plan: The Board of Directors may amend or modify the 1998 Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that the Board may not, without the consent of the participant, reduce the number of shares subject to the award, change the price of outstanding awards or adversely effect the provisions relating to an award’s vesting and exercise rights.

2009 Plan

           At our annual meeting of stockholders held on July 2, 2009, our stockholders approved the adoption of our 2009 Equity Incentive Compensation Plan (the “2009 Equity Plan”) which permits us to provide a broad range of stock awards to our employees, directors and consultants. The Board of Directors unanimously approved the 2009 Equity Plan on May 12, 2009, subject to stockholder approval. The following is a summary of the principal provisions of the 2009 Equity Plan.  As of December 31, 2009, 10,150,000 shares underlying awards have been issued and 8,237,500 shares are outstanding under the 2009 Equity Plan.  The options granted to our employees on August 14, 2009 provided that in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. As the Company did not achieve such milestone, options granted to our employees and officers were reduced.

Shares Reserved for Issuance. The 2009 Equity Plan includes an initial reserve of 25,000,000 shares of our Common Stock that will be available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2009 Equity Plan. The 2009 Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock and performance stock grants.

Administration. Our Board will initially administer the 2009 Equity Plan, until such time as we establish a compensation committee of our Board, which will administer the 2009 Equity Plan (either being referred to as the “Committee”). The Committee determines the persons who are to receive awards, the number of shares subject to each such award and the other terms and conditions of such awards. The Committee also has the authority to interpret the provisions of the 2009 Equity Plan and of any awards granted thereunder and to modify awards granted under the 2009 Equity Plan. A compensation committee of the Board must consist of at least two or more members of the Board, all of whom, may qualify as “outside directors” as defined for purposes of the regulations under Section 162(m) of the Internal Revenue Code of 1986 and as “non-employee directors” under Section (b)(3)(i) of Rule 16b-3, under the Exchange Act.

Duration, Amendment and Termination. The 2009 Equity Plan was initially approved by our board on May 12, 2009 and will expire on May 12, 2019, unless sooner terminated by the Board of Directors. In addition to the power to terminate the 2009 Equity Plan at any time, the Board of Directors also has the power to amend the 2009 Equity Plan; provided, no amendment to the 2009 Equity Plan may be made without stockholder approval if the amendment would (i) change the minimum option prices set forth in the 2009 Equity Plan, (ii) increase the maximum term of options, (iii) materially increase the benefits accruing to the participants under the 2009 Equity Plan, or (iv) materially modify the requirements as to eligibility under the 2009 Equity Plan.

Eligibility. The 2009 Equity Plan provides that awards may be granted to employees, officers, directors, consultants and independent contractors of Skinny Nutritional as the Committee may determine. The actual number of individuals who will receive awards cannot be determined in advance because the Committee has discretion to select the participants.

Terms of Options. As discussed above, the Committee determines many of the terms and conditions of awards granted under the 2009 Equity Plan, including whether an option will be an “incentive stock option” (“ISO”) or a non-qualified stock option (“NQSO”).  An option designated as an ISO is intended to qualify as such under Section 422 of the Code. Thus, the aggregate fair market value, determined at the time of grant, of the shares with respect to which ISO’s are exercisable for the first time by an individual during any calendar year may not exceed $100,000. NQSOs are not subject to this requirement. Each option is evidenced by an agreement in such form as the Committee approves and is subject to the following conditions (as described in further detail in the 2009 Equity Plan):

Options become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Committee and as set forth in the related stock option agreement. The maximum term of each option is ten years from the date of grant. Each stock option agreement states the exercise price, which may not be less than 100% of the fair market value of one share of our common stock on the date of the grant (and not less than 110% with respect to an ISO granted to a 10% or greater stockholder). Options cease vesting on the date of termination of service or the death or disability of the participant. Unless otherwise approved by the Committee, options granted under the 2009 Equity Plan generally expire 3 months after the termination of the participant’s service to Skinny Nutritional, except in the case of death or disability, in which case the awards generally may be exercised up to 12 months following the date of death or termination of service. However, if the participant is terminated for cause (e.g. for committing an alleged criminal act or intentional tort against us), the participant’s options will expire upon termination.

Terms of Restricted Stock Awards. Each restricted stock award is evidenced by a restricted stock purchase agreement in such form as the committee approves and is subject to conditions as described in the 2009 Equity Plan).  Shares subject to a restricted stock award may become vested over time or upon completion of performance goals set out in advance. Aside from the risk of forfeiture and non-transferability, an award of restricted stock entitles the participant to the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends, unless otherwise determined by the Committee.  Each restricted stock purchase agreement states the purchase price, if any, which may not be less than the par value of our common stock on the date of the award (and not less than 110% of fair market value with respect to an award to a 10% of greater stockholder). Restricted stock awards shall cease to vest immediately if a participant is terminated for any reason, unless provided otherwise in the applicable restricted stock award agreement or unless otherwise determined by the Committee.

Stock Appreciation Rights. Stock appreciation rights (“SARs”) are awards in which the participant is deemed granted a number of shares subject to vesting. When the SARs vest, then the participant can exercise the SARs. Exercise, however, does not mean the number of shares deemed granted are issued. Rather, the participant will receive cash (or shares, if so determined by the Committee) having a value at the time of exercise equal to (1) the number of shares deemed exercised, times (2) the amount by which our stock price on the date of exercise exceeds our stock price on the date of grant. SARs expire under the same rules that apply to options.

Restricted Stock Units. Restricted stock units (“RSUs”) are awards that result in a payment to the participant in cash or shares if the performance goals established by the Committee are achieved. The applicable performance goals will be determined by the Committee and may be applied on a company-wide, departmental or individual basis. RSUs give a participant the right to receive shares at the end of a specified deferral period. The Committee establishes any vesting requirements for RSUs granted for continuing services. Prior to settlement, RSUs, carry no voting or dividend rights or other rights associated with stock ownership, but dividend equivalents may be paid or accrue if authorized by the Committee.

Performance-Based Awards. The Committee may grant performance awards, which may be cash-denominated awards or share-based awards. Generally, performance awards require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards being granted or becoming exercisable, or as a condition to accelerating the timing of such events. Performance may be measured over a period of any length specified by the Committee.

Other Stock-Based Awards, Stock Bonus Awards, and Awards in Lieu of Other Obligations. The 2009 Equity Plan authorizes the Committee to grant awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to our common stock. The Committee determines the terms and conditions of such awards, including the consideration to be paid to exercise awards in the nature of purchase rights, the periods during which awards are outstanding, and any forfeiture conditions and restrictions on awards. In addition, the Committee is authorized to grant shares as a bonus, free of restrictions, or to grant shares or other awards in lieu of obligations under other plans or compensatory arrangements, subject to such terms as the Committee may specify.

Change of Control: In the event of a change of control of the Company (as defined in the plan), the buyer may either assume the outstanding awards or substitute equivalent awards. Alternatively, our Committee may determine to permit all unvested awards to immediately vest upon the change of control. If our Committee does not make such a determination, all awards will expire upon the closing of the transaction unless the particular award agreement provides otherwise.

Transferability. The 2009 Equity Plan provides that Awards other than NQSOs (i) will not be transferable or assignable otherwise than by will or by the laws of descent and distribution or as consistent with the specific Award Agreement and (ii) shall be exercisable during the participant’s lifetime, only by the participant or his or her legal representative and after participant’s death, by the legal representative of the participant’s heirs or legatees. An NQSO will also be transferable (i) by instrument to certain trusts, including testamentary trusts and trusts for the benefit of the participant and/or his or her immediate family; (ii) entities wholly-owned by the participant and/or his or her immediate family; and (iii) by gift to a member of his or her immediate family.

Modification and Termination of the Plan. The Committee may from time to time, in its discretion, amend the 2009 Equity Plan without the approval of stockholders, except (a) as such stockholder approval may be required under the listing requirements of any securities exchange or national market system on which our equity securities are listed and (b) that the Committee may not without the approval of the Company’s stockholders amend the 2009 Equity Plan to increase the total number of shares reserved for the purposes of the 2009 Equity Plan. The 2009 Equity Plan shall continue in effect until the earlier of its termination by the Committee or the date on which all of the shares of common stock available for issuance thereunder have been issued and all restrictions on such shares under the terms of the 2009 Equity Plan and the agreements evidencing options granted under the 2009 Equity Plan have lapsed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Common Stock as of March 25, 2010, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of  March 25, 2010, there were 292,668,294 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers and Directors

Ronald Wilson (1) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	9,500,000	3.2%

Michael Salaman (2) c/o Skinny Nutritional Corp. 3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	15,688,574	5.4%

Donald McDonald (3)
c/o Skinny Nutritional Corporation
3 Bala Plaza East Suite 101, Bala Cynwyd PA 19004	7,745,946	2.6%

William R. Sasso (4) c/o Stradley Ronon Stevens & Young, LLP 2600 One Commerce Square, Philadelphia, PA 19103	2,862,958	0.9%

All Directors and Officers as a Group (4 Persons) (1) (2) (3) (4)	35,797,478	12.2%

5% Stockholders

Pasquale W. Croce, Jr. (5) 835 Mt. Moro Road, Villanova, PA 19085	18,950,000	6.5%

*	Denotes ownership percentage of less than 1%.

(1)
Includes 500,000 shares of common stock held by a family trust for which Mr. Wilson retains indirect beneficial ownership. Includes warrants to purchase 4,500,000 shares of common stock that are vested and vested options to purchase 500,000 shares of common stock. Excludes unvested options  to purchase an aggregate of 3,000,000  shares of common stock.

(2)	Includes vested options to purchase 6,650,000 shares of common stock and excludes 3,850,000 unvested options.

(3)	Includes vested options to purchase 5,875,000 shares of Common Stock and excludes 3,625,000 unvested options.

(4)
Includes 529,625 shares of common stock owned directly by the law firm of Stradley Ronon Stevens & Young, LLP (“SRSY”)The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee. The reporting person disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5)
Consists of 11,450,000 shares of Common Stock held by Liquid Mojo, LLC and warrants to purchase an aggregate of 7,500,000 shares of common stock held by Liquid Mojo, LLC.  Mr. Croce is the beneficial owner of a majority of the membership interests of Liquid Mojo. As such, Mr. Croce has the power to vote and dispose of the shares of common stock beneficially owned by Liquid Mojo.

Item 13:  Certain Relationships and Related Transactions; Director Independence.

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock. For information concerning employment arrangements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

The Company entered into a fully secured, short term loan agreement with Valley Green Bank  in the amount of $340,000, which is due on demand  Interest is payable monthly at the rate of 8.25% per annum. The loan matured March 20, 2008, at which time the bank extended the term of the loan to July 2010. The current balance outstanding as of December 31, 2009 and 2008, was $45,924 and $200,000, respectively. The note payable is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.  Our Board authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement provides for an initial funding limit of $300,000. Currently, this arrangement has been extended through February 2011 and the borrowing limit has been incrementally increased to extend our line to 85% of the face of eligible receivables subject to a maximum of $2,000,000.  As of December 31, 2009, an amount of $321,815 was outstanding under this arrangement. All accounts submitted for purchase must be approved by UCF. Presently, the applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice. On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of our Chairman and Chief Financial Officer, in consideration of their agreement to provide a personal guaranty in connection with this arrangement.

In connection with the Company’s private placement in 2008 of $1,875,000 shares of its common stock, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company’s shareholders approved this amendment at the Company’s annual meeting of shareholders held on July 2, 2009 and the non-exercise agreements expired automatically following such approval.

Prior to becoming our Chief Executive Officer, Mr. Ronald Wilson was appointed to our Advisory Board in March 2008 and in connection with that appointment was granted warrants to purchase 1,500,000 shares of Common Stock exercisable at $.05 per share. Mr. Wilson had participated in a private placement of our common stock in April 2008 and purchased 2,500,000 shares of Common Stock in that transaction. Subsequently, we granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. On April 29, 2009, the Company’s Chief Executive Officer purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities, which shares automatically converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009.

Mr. William R. Sasso, a member of our Board of Directors, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In January 2009, the Company issued to Mr. Sasso an aggregate of 1,250,000 shares of common stock of the Company, which shares were issued at a per share price of $0.04. In addition, in May 2009, Mr. Sasso purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares automatically converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. During the 2009 and 2008 fiscal years, we incurred fees for legal services to this firm in the aggregate amount of $147,815 and $72,157.22, respectively. In March 2010, we issued 529,625 shares of common stock to SRSY in lieu of payment of approximately $99,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee.  In management’s opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties. The Company also granted Mr. William R. Sasso, a newly elected director, an award of 250,000 shares of restricted stock.

On July 16, 2009, the Company entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) pursuant to which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the Distribution Agreement in the New York City metropolitan area. The Chief Executive Officer of the Distributor, Mr. William Wilson, is the brother of the Company’s Chief Executive Officer. The entire board of directors of the Company, in considering the Distribution Agreement, was aware of and considered this relationship and in determining to approve the Distribution Agreement, analyzed the benefits to the Company of the Distribution Agreement and determined that the terms of the Distribution Agreement are commercially reasonable and fair to the Company and materially comparable to the terms and conditions generally available to the Company in a similar agreement with an unrelated third party. Additional information about the Distribution Agreement is set forth in greater detail at Note 11 to these financial statements.

Since March 2008, Mr. Pasquale W. Croce, Jr., a beneficial owner of more than 5% of our outstanding Common Stock, has served on the Company’s board of advisors and through an affiliated entity entered into a consulting agreement the Company pursuant to which he agreed to endorse and advertise the Company’s products. In consideration for these services, the Company agreed to pay a royalty equivalent to $1.00 for each case of endorsed product sold by the Company for the duration of his endorsement services. In March 2008, the Company granted Mr. Croce warrants to purchase 3,000,000 shares of Common Stock exercisable at $.05 per share in consideration of his agreement to serve on the Company’s Advisory Board and for providing marketing services for the Company’s products. In addition, in May 2009, Mr. Croce agreed to waive future royalties under the consulting agreement and in consideration thereof we granted him 2,500,000 common stock purchase warrants exercisable at $.05 per share. Mr. Croce, through an affiliated entity, participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In March 2008, he purchased 8,750,000 shares of the Company’s Common Stock at a purchase price of $.04 per share as a participant in a private placement of securities by the Company. Subsequently, in August 2008 the Company issued Mr. Croce’s affiliate 200,000 shares of common stock in additional consideration of its consulting services. Thereafter, in December 2008, he purchased an additional 2,500,000 shares of the Common Stock of the Company at a purchase price of $.06 per share in a subsequent private placement conducted by the Company. Further, on August 14, 2009, the Board approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

On July 2, 2009 the Company approved the issuance of shares of restricted stock to certain of its officers and directors. The Company granted its Chairman 50,917 shares of restricted stock in lieu of approximately $3,000 owed for accrued benefits. The Company granted its Chief Financial Officer 295,551 shares of restricted stock in lieu of an amount of approximately $26,000 owed for accrued benefits and compensation.

On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the Company amended the warrant agreements previously issued to the Company’s Chief Executive Officer, Mr. Croce and Liquid Mojo LLC.  Liquid Mojo holds warrants to purchase 5,500,000 shares of common stock which were covered by this amendment. Mr. Wilson presently holds warrants to purchase an aggregate of 4,500,000 shares of common stock which were covered by this amendment.  The warrants held by consultants covered by this amendment are exercisable for 2,500,000 shares of common stock.

As of December 31, 2009, we did not have any independent directors.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Board reviews the terms of any and all such proposed material related party transactions and has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Board of Directors. In approving or rejecting the proposed related party transaction, our Board of Directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s interest to the Company and our stockholders. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Board of Directors determines in the good faith exercise of its discretion.

Item 14.  Principal Accountant Fees and Services.

We have selected Marcum llp, as our independent accountants for the year ended December 31, 2009. The audit services to be provided by Marcum llp consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report for the year ended December 31, 2009 have been audited by Marcum llp  and for the year ended December 31, 2008 and 2007 were audited by Connolly, Grady & Cha.  The following table presents fees for professional audit services rendered by our registered independent public accountants for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees (1)	$38,500	$35,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,500	7,500
All Other Fees (4)	—	—
Total	$46,000	$42,500

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

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2009, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Item 15.	Exhibits and Financial Statement Schedules.

(A)	Financial Statements

The following financial statements of the Company and the related reports of Independent Public Accounting Firms thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firms Reports

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

(B)	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(C)	Exhibits

The exhibits listed under the Exhibit Index are filed as part of this Annual Report on Form 10-K. The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been granted confidential treatment by the Securities and Exchange Commission or are subject to requests for confidential treatment filed with the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Sec.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Description

2.1
 Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

2.2
Amendment to Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002)

3.1.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 28, 2006).

3.1.2
Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on May 4, 2009).

3.1.3	Certificate of Amendment to Articles of Incorporation. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 7, 2009).

3.2	Amended By-laws (filed as Exhibit 3.2 to Current Report on Form 8-K filed on November 13, 2006).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).

4.2	Form of Warrant granted upon conversion of Convertible Debentures (filed as Exhibit 4.4 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.3	Form of Warrant issued in Private Sales of Securities (filed as Exhibit 4.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

4.4	Form of Warrant issued in February 2007 pursuant to Distribution Agreement (filed as Exhibit 4.10 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.5	Secured Note payable to Valley Green Bank (filed as Exhibit 4.11 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

4.6	Form of Agent Warrant issued in connection with 2008 private placements (filed as Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	Form of Warrant issued to Members of Advisory Board (filed as Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	Form of Warrant issued to Ronald Wilson in April 2008 (filed as Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.9(1)	Form of Warrant issued to Ronald Wilson in December 2008 (filed as Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	Form of Warrant issued to Mr. John David Alden (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.11	Form of Warrant issued to Advisory Board Member (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.12	Form of Warrant issued to Liquid Mojo LLC (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.13	Form of Agent Warrant issued in connection with private placements of common stock (filed as Exhibit 4.1 to Current Report on Form 8-K filed on January 5, 2010).

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Interhealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4 (1)	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.5	Demand Note held by Madison Bank (filed as Exhibit 10.7 to Registration Statement on Form 10-SB/A filed with the Commission on December 16, 2005).

10.6#	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.7	Forbearance Agreement between the Company and Madison Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2007).

10.8#	Letter Agreement with Pasqual Croce (filed as Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Form of subscription agreement entered into in connection with private placements of common stock in 2008(filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.10(1)	Employment Letter with Ronald Wilson dated as of December 1, 2008 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.11	Sublease with Hallinan Capital Corp. for Three Bala Plaza, Suite 101 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*	Agreement with United Capital Funding, as amended at September 22, 2009.

10.13	Form of subscription agreement entered into in connection with private placements of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2009).

10.14 (1)	2009 Equity Incentive Compensation Plan and form of Stock Option Agreement (filed as Annex B to the Company’s Proxy Statement dated May 28, 2009).

10.15	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.16	Consulting Agreement between the Company and Mr. John David Alden (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.17	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.18 #	Distribution Agreement with Canada Dry Bottling Company of New York (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.19	Form of subscription agreement entered into in connection with private placements of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 5, 2010).

14.1	Code of Ethics (filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2008)

23.1*	Consent of Registrant’s independent registered public accounting firm.

23.2*	Consent Registrant’s former independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Compensation plans and arrangements for executives and others.

Index to Financial Statements

Page
Report on Independent Registered Public Accounting Firm for the year ended December 31, 2009	F-1

Report on Independent Registered Public Accounting Firm for the year ended December 31, 2008 and 2007	F-2

Financial Statements

Balance Sheets	F-3 - F-4

Statements of Operations	F-5

Statements of Stockholders' Equity (Deficit)	F-6 - F-9

Statements of Cash Flows	F-10 - F-11

Notes to Financial Statements	F-10 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Skinny Nutritional Corp.

We have audited the accompanying balance sheet of Skinny Nutritional Corp. (the “Company”) as of December 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp., as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp
Bala Cynwyd, PA
April 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Skinny Nutritional Corp.
3 Bala Plaza, Suite 101
Bala Cynwyd, PA 19004

We have audited the accompanying balance sheets of Skinny Nutritional Corp. (a Nevada Corporation) as of December 31, 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp. as of December 31, 2008 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 6, 2009

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$190,869	$236,009
Accounts receivable, net	568,135	489,944
Inventory	323,435	231,405
Prepaid expenses	120,392	64,920

Total Current Assets	1,202,831	1,022,278

Property and Equipment, net	24,792	--

Deposits	49,192	45,346

Trademarks	783,101	--

Total Assets	$2,059,916	$1,067,624

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Revolving line of credit	$321,815	$3,199
Note payable	45,924	200,000
Accounts payable	906,030	873,315
Accrued expenses	814,518	102,796
Current portion of convertible notes		44,000
Settlements payable		75,000
Advances on purchase of common stock		375,600

Total Current Liabilities	2,088,287	1,673,910

Commitments and Contingencies

Stockholders' Equity (Deficit)
Series A Convertible, preferred stock, $.001 par value, 1,000,000 shares authorized, 2,465 shares issued and outstanding	2
Common stock, $.001 par value, 500,000,000 shares authorized, 289,921,081 shares issued and outstanding at December 31, 2009 and 195,503,317 issued and outstanding at December 31, 2008	289,921	195,503
Deferred financing costs	(157,832)	(473,500)
Additional paid-in capital	30,752,359	21,901,368
Accumulated deficit	(30,912,821)	(22,229,657)

Stockholders’ Equity (Deficit)	(28,371)	(606,286)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,059,916	$1,067,624

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Revenue, Net	$4,146,066	$2,179,055	$752,825

Cost of Goods Sold	3,515,156	1,873,477	532,812

Gross Profit	630,910	305,578	220,013

Operating Expenses
Marketing and advertising	2,652,063	2,083,646	721,442
General and administrative	5,212,487	3,421,468	1,715,218

Total Operating Expenses	7,864,550	5,505,114	2,436,660

Net Loss from Operations	(7,233,640)	(5,199,536)	(2,216,647)

Other Income (Expense)
Loss from disposition of assets			(9,690)
Interest expense	(72,191)	(67,042)	(120,514)
Other income		2,081	20,172
Debt conversion costs		(967,626)	(3,371,964)

Total Other Income (Expense)	(72,191)	(1,032,587)	(3,481,996)

Net Loss	$(7,305,831)	$(6,232,123)	$(5,698,643)

Deemed Dividends on Preferred Stock	(1,377,333)	--	--

Net Loss Attributable to Common Stockholders	$(8,683,164)	$(6,232,123)	$(5,698,643)

Weighted average common shares outstanding, basis and diluted	206,192,127	135,773,615	82,706,893
Net loss per share attributable to common stockholders, basic and diluted	(.03)	(.05)	(.07)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total
Balance - December 31, 2006			41,473,328	$41,473	$6,733,408		$(10,298,891)	$(3,524,010)

Common stock, $.075 per share, net of $365,602 costs to issue			15,848,179	15,849	816,162			832,011

Convertible debt conversion, $.50 per share			40,000	40	19,960			20,000

Convertible debt conversion, $.10 per share plus costs of $3,042,525			17,950,000	17,950	4,819,575			4,837,525

Convertible debt conversion, $.10 per share plus costs of $227,939			3,013,333	3,013	450,926			453,939

Convertible debt conversion, $.05 per share plus costs of $101,500			1,600,000	1,600	179,900			181,500

Common stock in exchange for note and interest			2,629,720	2,630	133,314			135,944

Common stock in exchange for services, $.075 per share			1,333,333	1,333	98,670			100,003

Common stock in exchange for services, $.006 per share			125,000	125	9,250			9,375

Common stock per reset agreement			9,809,332	9,809	(9,809)			--

Options issued in exchange for services					232,550			232,550

Capitalize inventory balances					18,604			18,604

Warrants issued in exchange for services					832,473			832,473

Net loss							(5,698,643)	(5,698,643)

Balance - December 31, 2007			93,822,225	$93,822	$14,334,983		$(15,997,534)	$(1,568,729)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total
Balance - December 31, 2007, forward			93,822,225	$93,822	$14,334,983		$(15,997,534)	$(1,568,729)

Common stock, $.04 per share, net of $255,926 costs to issue			70,700,000	70,700	2,501,374			2,572,074

Convertible debt conversion, $.14 per share plus debt conversion costs of $454,052			2,116,793	2,117	748,286			750,403

Convertible debt conversion, $.10 per share plus debt conversion costs of $179,437			825,000	825	261,112			261,937

Convertible debt conversion, $.05 per share plus debt conversion costs of $63,000			1,200,000	1,200	121,800			123,000

Convertible debt conversion, $.04 per share plus debt conversion costs of $271,137			1,369,375	1,369	324,543			325,912

Common stock in exchange for note and interest, $.14 per share			1,155,870	1,156	160,666			161,822

Common stock in exchange for note and interest, $.05 per share			300,000	300	14,700			15,000

Common stock in exchange for note and interest, $.04 per share			1,975,000	1,975	77,025			79,000

Common stock in exchange for services rendered, $.33 per share			300,000	300	98,700			99,000

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total
Common stock to officers for guarantees			6,150,000	$6,150	$467,350	$(473,500)		$—

Common stock, $.06 per share			11,564,417	11,564	682,301			693,865

Common stock in exchange for warrant cancellation			2,024,637	2,025	(2,025)			—

Options issued in exchange for services					448,939			448,939

Warrants issued in exchange for services,					1,483,614			1,483,614

Common stock for compensation, $.09 per share			2,000,000	2,000	178,000			180,000

Net loss							(6,232,123)	(6,232,123)

Balance - December 31, 2008			195,503,317	$195,503	$21,901,368	$(473,500)	$(22,229,657)	$(606,286)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total
Balance - December 31, 2008			195,503,317	$195,503	$21,901,368	$(473,500)	$(22,229,657)	$(606,286)

Common stock, $.04 per share, net of proceeds of $253,500 received in 2008			8,375,000	8,375	73,125			81,500

Options issued in exchange for services					1,131,351			1,131,351

Deferred financing costs						315,668		315,668

Common stock, $.06 per share, net of offering costs of $86,500			29,433,335	29,433	1,650,067			1,679,500

Common stock, $.06 per share, net of offering costs of $74,622			21,230,418	21,230	1,177,973			1,199,203

Convertible debt conversion, $.06 per share			92,500	93	3,907			4,000

Warrants issued in exchange for service					1,194,450			1,194,450

Preferred stock, $100 per share, net of offering costs of $70,000	15,000	$15			1,429,985			1,430,000

Conversion of preferred stock into common stock	(12,535)	(13)	20,891,666	20,891	(20,878)

Common stock issued in lieu of preferred stock, $.06 per share, net of offering costs of $25,000			8,916,667	8,917	501,083			510,000

Common stock in exchange for rent and services			3,725,461	3,726	311,848			315,574

Common stock in exchange for board services			250,000	250	22,250			22,500

Warrant conversion to common stock			1,502,717	1,503	(1,503)			--

Net loss							(7,305,831)	(7,305,831)

Deemed dividends on preferred stock					1,377,333		(1,377,333)

Balance - December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$(157,832)	$(30,912,821)	$28,371

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008		2007

Cash Flows from Operating Activities
Net loss	$(7,305,831)	$	(6,232,123)	$	(5,698,643)
Adjustments to reconcile net loss to net
cash used in operating activities:
Allowance for doubtful accounts	198,781
Depreciation	5,773
Loss on disposal of property and equipment					6,274

Common stock issued for compensation			180,000
Stock issued for service	653,742				109,378
Warrants issued for services	1,194,450		1,483,614		832,473
Options issued for services	1,131,351		448,939		232,550
Debt conversion costs			967,626		3,371,964
Changes in operating assets and liabilities:
Accounts receivable	(276,972)		(88,457)		(398,081)
Inventories	(92,030)		(144,830)		(67,971)
Prepaid expenses	(55,472)		(61,740)		43,280
Deposits	(3,846)		(45,346)

Accounts payable	32,715		231,018		345,701
Accrued expenses	374,162		45,296		27,500
Accrued interest			(85,271)		(33,635)
Settlements payable	(75,000)		(29,350)		(75,650)

Total Adjustments	3,087,654		2,901,499		4,393,783

Net Cash Used in Operating Activities	(4,218,177)		(3,330,624)		(1,304,860)

Cash Flows from Investing Activities
Purchase of property and equipment	(30,565)
Purchase of trademarks	(445,541)

Net Cash Used in Investing Activities	(476,106)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash Flows from Financing Activities
Common stock issued for note and interest		$255,822	$135,944
Advances on purchase of common stock	$(375,600)	375,600
Proceeds from (repayments of) convertible debenture, net		70,699	(83,999)
Proceeds from revolving line of credit	318,616	(314,361)	317,560
Proceeds from (repayment of) note payable	(154,076)	(140,000)	25,467
Proceeds from (repayment of) convertible notes	(40,000)	(220,936)	220,936
Proceeds from (repayment of) long-term debt			(300,283)
Common stock issued, net of offering costs	3,470,203	3,521,865	832,011
Preferred stock issued, net of offering costs	1,430,000

Net Cash Provided by Financing Activities	4,649,143	3,548,689	1,147,636

Net (Decrease) Increase in Cash	(45,140)	218,065	(157,224)

Cash and Cash Equivalents - Beginning	236,009	17,944	175,168

Cash and Cash Equivalents - Ending	$190,869	$236,009	$17,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years for:
Interest	$72,191	$67,042	$20,035

Non-cash financing activity for deemed dividend or preferred stock	$1,377,333	$—	$—
Non-cash financing activity for convertible debt	$4,000	$—	$—

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Operations

Skinny Nutritional Corp (the “Company”), is incorporated  in Nevada and its operations are located in Pennsylvania.

The Company is the exclusive worldwide owner of several trademarks for the use of the term “Skinny.” The Company develops and markets a line of functional beverages, all branded with the name “Skinny” that are marketed and distributed primarily to calorie and weight conscious consumers.

Note 2 - Going Concern AND mANAGEMENT pLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is dependent on raising additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At December 31, 2009, our cash and cash equivalents was approximately $191,000. The company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations. During 2009, we raised an aggregate amount of $4,900,203 from the sale of securities to accredited investors in private placements.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a minimal period  and without raising additional capital, the Company will be limited in it’s projected growth. This will depend, however, on our ability to execute on our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Basis of Reporting

The Company had one wholly owned subsidiary, Creative Enterprises, Inc.  Creative Enterprises, Inc. owned Creative Partners International, LLC. Creative Partners LLC was dissolved in fiscal 2009 and Creative Enterprises, Inc. was inactive during 2009, accordingly, for 2009 they are not included in the financial statements.  The  Company’s financial statements for the years ended December 31, 2008 and 2007  included its wholly-owned subsidiary Creative Enterprises, Inc. and its wholly-owned subsidiary Creative Partners International, LLC. There was no financial activity in the wholly owned subsidiary, Creative Enterprises, Inc. and its wholly-owned subsidiary, Creative Partners International, LLC, for the year ended December 31, 2008 and 2007.  All intercompany accounts and transactions, if any, were eliminated in the financial statements for the years ended December 31, 2008 and 2007.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from five to seven years.  Depreciation is computed on the straight line method for financial reporting and income tax purposes. Repair and maintenance costs are expensed as they are incurred.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Allowances have been made in the financial statements for any accounts management believes to be uncollectible.  The allowance for doubtful accounts was $219,675 and $21,000 at December 31, 2009 and 2008, respectively.  The Company factors all of its trade receivables on a full recourse factoring arrangement.  The effective cost of the factor’s service is 30% of accounts receivable purchased by the factor.  The cost of factor collections was approximately $57,000, $41,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.  Factor costs are included in interest expense.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and /or our ability to sell the product(s) concerned.  Demand for our products can fluctuate significantly.  Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions.  Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. As of December 31, 2009 and 2008, the reserve for obsolescense was approximately $40,000 and $30,000, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense totaled $276,651, $320,078 and $101,103 for the years ended December 31, 2009, 2008 and 2007, respectively.

MARKET DEVELOPMENT FUNDS AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50

SHIPPING AND HANDLING COSTS

Costs for shipping and handling incurred by the Company for third partyshippers are included in cost of sales. These expenses for the years ended December 31, 2009, 2008, and 2007, were $260,403, $137,156, and $41,522, respectively.

TRADEMARKS

The trademarks are carried at cost with an indefinite life.  The trademarks are tested for impairment annually as of December 31 or whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Stock Based Compensation

The Company measures compensation cost to employees from its equity incentive plan by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  Equity compensation issued to employees is expensed over the requisite service period (usually the vesting period).  The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of the stock options at the date of grant.  The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Our employee stock options, however, have characteristics significantly different from those of traded options.  For example, employee stock options are generally subject to vesting restrictions and are generally not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest.  Changes in subjective input assumptions can materially affect the fair value estimates of an option.  Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.  We use historical data to estimate the expected price volatility, and the expected forfeiture rate.  We use the simplified method to estimate the expected option life.  The risk-free rate is based on the U.S.  Treasury yield curve in effect at the time of grant for the estimated life of the option.  If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

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

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is shipped to our retailers and distributors and is recognized net of discounts. At present, there are no returns privileges with our products. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with FASB ASC Topic 605.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial instruments approximates carrying amount

The Company’s financial instruments are cash equivalents, accounts receivable, accounts payable revolving line of credit and notes payable.  The recorded values of cash, accounts receivable, accounts payable approximate their fair values based on their short-term nature.  The recorded values of the revolving line of credit an notes payable approximate their fair values, as interest approximates market rates.

Note 4- Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued ASC Topic 860-20 "Sale of Financial Assets".  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  ASC Topic 860-20 "Sale of Financial Assets" is effective for fiscal years beginning after November 15, 2009.  The adoption of the provisions of ASC Topic 860-20 "Sale of Financial Assets" is not expected to have a material effect on the Company’s financial position, results of operations, or cash flow. This standard has not yet been integrated into the Accounting Standard Codification.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 20 Subsequent Events, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions will have an effect on the accounting for any businesses acquired in the future.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the guidance is initially adopted. The adoption of the provisions in this pronouncement would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned businesses acquired in the future.

Note 5 – Inventory

Inventories at December 31 consisted of the following:

	2009	2008
Raw materials	$94,688	$88,140
Work in Process	38,258	—
Finished Goods	190,489	143,265
Total	$323,435	$231,405

NOTE 6	PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31:

	2009	2008
Office Equipment	$10,131	$0
Furniture and Fixtures	20,434	0
	30,565	0
Less: accumulated depreciation	(5,773)	0
	$24,792	$0

Depreciation expense of property and equipment was $5,773 year ended December 31, 2009.  There was no depreciation expense in 2008 and 2007.

Note 7 - Related Party Transactions

On January 10, 2008 the Company issued two million shares of stock to its Chairman in consideration for his personal guarantee of the Valley Green Loan. On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of Mr. Michael Salaman, its Chairman and Mr. Donald McDonald, its Chief Executive Officer, in consideration of their agreement to provide a personal guaranty in connection with the factoring agreement the Company entered into in November 2007.  For more information regarding this transaction see Note 11 to these financial statements.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Related Party Transactions (continued)

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

Prior to becoming its Chief Executive Officer, Mr. Ronald Wilson was appointed to the company’s Advisory Board in March 2008 and in connection with that appointment was granted warrants to purchase 1,500,000 shares of Common Stock exercisable at $.05 per share for a stock based compensation expense to the company of $183,000. Mr. Wilson had participated in a private placement of common stock in April 2008 and purchased 2,500,000 shares of Common Stock in that transaction. Subsequently, the company granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of Common Stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson. These warrants are also exercisable for a period of five years at a price of $0.05 per share for a stock based compensation expense to the company of $359,000. On December 1, 2008 we entered into an employment relationship with Ronald D. Wilson.  For more information regarding this transaction see Note 20 to these financial statements. On April 29, 2009, the Company’s Chief Executive Officer purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities, which shares of preferred stock were converted into an aggregate of 1,000,000 shares of Common Stock in July 2009.

On July 16, 2009, the Company entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) pursuant to which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the Distribution Agreement in the New York City metropolitan area. The Chief Executive Officer of the Distributor, Mr. William Wilson, is the brother of the Company’s Chief Executive Officer. The entire board of directors of the Company, in considering the Distribution Agreement, was aware of and considered this relationship and in determining to approve the Distribution Agreement. Additional information about the Distribution Agreement is set forth in greater detail at Note 12 on these financial statements.

Mr. William R. Sasso, a member of our Board of Directors, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In January 2009, the Company issued to Mr. Sasso an aggregate of 1,250,000 shares of common stock of the Company, which shares were issued at a per share price of $0.04. In addition, in May 2009, Mr. Sasso purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares automatically converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. During the 2009 and 2008 fiscal years, we paid fees for legal services to this firm in the aggregate amount of $251,965 and $72,157.22, respectively. In March 2010, we issued 529,625 shares of common stock to SRSY in lieu of payment of approximately $99,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee.

Since March 2008, Mr. Pasquale W. Croce, Jr., a beneficial owner of more than 5% of our outstanding Common Stock, has served on the Company’s board of advisors and through an affiliated entity entered into a consulting agreement with the Company pursuant to which he agreed to endorse and advertise the Company’s products. In consideration for these services, the Company agreed to pay a royalty equivalent to $1.00 for each case of endorsed product sold by the Company for the duration of his endorsement services. In March 2008, the Company granted Mr. Croce warrants to purchase 3,000,000 shares of Common Stock exercisable at $.05 per share, for a non cash expense of $366,000 in consideration of his agreement to serve on the Company’s Advisory Board and for providing marketing services for the Company’s products. In addition, in May 2009, Mr. Croce agreed to waive future royalties under the consulting agreement and in consideration thereof we granted him 2,500,000 common stock purchase warrants exercisable at $.05 per share for a stock based compensation expense to the company of $288,070. Mr. Croce, through an affiliated entity, participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In March 2008, he purchased 8,750,000 shares of the Company’s Common Stock at a purchase price of $.04 per share as a participant in a private placement of securities by the Company. Subsequently, in August 2008 the Company issued Mr. Croce’s affiliate 200,000 shares of common stock in additional consideration of its consulting services resulting in an expense to the company for $66,000. Thereafter, in December 2008, he purchased an additional 2,500,000 shares of the Common Stock of the Company at a purchase price of $.06 per share in a subsequent private placement conducted by the Company. Further, on August 14, 2009, the Board approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06 for a stock based compensation expense to the company of $179,648.

On July 2, 2009 the Company approved the issuance of shares of restricted stock to certain of its officers and directors. The Company granted its Chairman 50,917 shares of restricted stock in lieu of approximately $3,000 owed for accrued benefits. The Company granted its Chief Financial Officer 295,551 shares of restricted stock in lieu of an amount of approximately $31,000 owed for accrued benefits and compensation.

On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Incentive Compensation Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not  an effective registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the Company amended the warrant agreements previously issued to the Company’s Chief Executive Officer, Pasqual Croce (together with Liquid Mojo LLC, a holder of more than 5% of the Company’s common stock) and two consultants. Mr. Croce and Liquid Mojo collectively hold warrants to purchase 5,500,000 shares of common stock which were covered by this amendment. Mr. Wilson presently holds warrants to purchase an aggregate of 4,500,000 shares of common stock which were covered by this amendment. The warrants held by the consultants covered by this amendment are exercisable for 2,500,000 shares of common stock.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Related Party Transactions (continued)

In addition, on August 14, 2009, the Board of Directors approved option grants under the 2009 Equity Incentive Compensation Plan to each of its Chief Executive Officer, Chief Financial Officer and Chairman on the following terms: options to purchase 2,000,000 shares of common stock, exercisable at the closing price on the date of grant for a period of five years and which vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction.  Based on the Company’s results for 2009, the foregoing option awards were reduced by 1,887,500 options to reduce the number by 25%.

Note 8- Convertible Debentures

During the 2007 calendar year there was $2,070,000 of convertible debentures that were converted into common shares of stock.  On March 8, 2007, principal of $1,755,000 was converted into 17,550,000 shares of common stock.  Also in the first quarter 2007, one debt holder converted $20,000 in debt to 40,000 shares of common stock.  In the second quarter two debt holders converted their debt into 400,000 common shares reducing the principal balance by $40,000.  During the fourth quarter an additional conversion of $188,333 of principal and $37,667 in interest were converted into 3,013,333 shares of common stock at a conversion rate of $.075 per share.  During December 2007, in a fourth conversion, 1,600,000 shares of common stock were issued upon conversion of $66,667 in principal and $13,333 in interest at a conversion rate of $.05 per share.  One investor was paid $20,000 in principal and $4,000 in interest to retire his debenture.  Upon conversion of the convertible debentures, in accordance with  ASC Topic 470-20-25 "Debt with Conversion Option Recognition", there were debt conversion costs of $3,421,965 which was realized as an expense to the 2007 Statement of Operations.

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

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS
Note 9- SALE OF EQUITY SECURITIES

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings.  During the calendar year 2007, the Company's primary means of raising capital was through the sale of common stock through private placements.  There were three private offerings made during the year.  The first offering commenced in December 2006 and expired in March 2007, with 10,000,000 shares being offered and an aggregate offering amount of $750,000.  The offering raised net proceeds of $482,625 during calendar year 2007 with 6,435,004 shares of common stock being issued.  The second offering commenced in March 2007 and expired in September 2007; with 13,333,333 shares being offered for an aggregate offering amount of $1,000,000.  We received net proceeds of $502,238 in this offering with 6,696,509 shares being issued.  The third offering commenced in September 2007 and ended November 2007 with 13,333,333 shares being offered for an aggregate amount of $1,000,000.  We received net proceeds of $203,750 in this offering with 2,716,666 shares being offered.  There were 2,759,390 warrants issued to "Selling Agents" for the private placements of common stock during calendar year 2007.  Selling agents received $106,954 in commissions for private placement of common shares leaving the Company with $1,081,659 in net proceeds from private placements.  A total of 9,809,332 shares of common stock were also issued to shareholders from prior subscriptions in the form of reset shares required by the convents established in the previous subscription agreements.

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

In 2008, the Company sold an aggregate of $175,000 of shares of its common stock to three individual accredited investors in private sales and issued these investors a total of 3,541,667 shares of common stock.

Commencing in November 2008, a private offering was conducted pursuant to which the company sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds in the November offering for common shares issued in 2009 was $1,199,203, net of offering costs. Total proceeds received in 2009 and 2008 relating to the November offering was $1,867,690. There were 21,230,418 common shares issued in 2009. The Company used the net proceeds from the November Offering for working capital, repayment of debt and general corporate purposes. In connection with the November Offering, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock.

In August 2009, the Company commenced a private offering of shares of common stock (the “August Offering”) pursuant to which it offered an aggregate amount of $2,500,000 of shares of Common Stock. The shares of Common Stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,333 shares of Common Stock. Net proceeds from such sales are approximately $1,680,000. The Company is using the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent that procured investors in this offering.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS
Note 9 - SALE OF EQUITY SECURITIES (continued)

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's consolidated statement of cash flow reflects the issuance of preferred stock in the Offering of $1,430,000, net of offering costs, since subscriptions for $510,000, net of offering costs, were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company is using the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of Common Stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of December 31, 2009, holders of 17,885 shares of Series A Preferred Stock had received 29,808,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

In 2009, the Company issued 8,375,000 shares of common stock to various investors and were sold at a purchase price of $0.04 price per share.  Total proceeds from these issuances were $81,500, net of proceeds received in 2008 of $253,500.

Note 10 Other Common Stock Transactions

The Company in May, June, July, August and November 2008 issued 1,696,272 shares, 111,084 shares, 87,692 shares and 129,589 shares of stock to selling agents, respectively upon the exercise of common stock purchase warrants pursuant to a cashless exercise provision contained in such warrants.  In September 2009 the Company issued 737,805 shares of common stock to one of our advisors and 764,912 to a selling agent in October 2009 upon the exercise of common stock purchase warrants pursuant to the cashless exercise provision contained in such warrants.

In 2009, the Company issued 3,975,461 shares of common stock to related and unrelated parties for services rendered.  The Company incurred related non-cash expense of $338,074.

Note 11 - Debt Obligations

In April 2007, the Company entered into a fully secured, short-term loan arrangement with Valley Green Bank in the amount of $340,000. Interest is payable monthly at the rate of 8.25% per annum. The loan matured March 20, 2008, at which time the bank extended the term of the loan to July 2010. The current balance outstanding as of December 31, 2009 and 2008 was $45,924 and $200,000, respectively.  The note payable is secured by collateral consisting of a perfected first priority pledge of certain marketable securities held by the Company’s Chairman and entities with which he is affiliated. The Company also agreed to a confession of judgment in favor of the bank in the event it defaults under the loan agreements. The loan agreements also require the consent of the bank for certain actions, including incurring additional debt and incurring certain liens.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Debt Obligations (continued)

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through February 2011 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of December 31, 2009 and 2008, $321,815 and $3,199 was outstanding, respectively.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the  company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the company to repurchase a purchased account on demand. In connection with this arrangement, the Chairman and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

Note 12- Licensing and Agreements

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

The company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain  to bottle and distribute a dietary supplement called Skinny Water®.  On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ™, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie™’’, “Skinny Java™”, Skinny Shot, Skinny Snacks and Skinny Juice. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

On July 16, 2009, we entered into a distribution agreement (the “Distribution Agreement”) with Canada Dry Bottling Company of New York (the “Distributor”) under which the Distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area (the “Territory”). The Company also granted the Distributor a right of first refusal to serve as the Company’s exclusive distributor in the Territory for new or additional beverages that it wishes to introduce in the Territory. Distributor will use reasonable efforts to promote the sale of the Products in the Territory; however, no performance targets are mandated by the Distribution Agreement. Under the Distribution Agreement, the Company agreed to pay a specified amount to the Distributor for any sales of Products made by the Company in the Territory to customers that do not purchase Products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the Distribution Agreement. The Distribution Agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the Distributor, subject to notice and cure provisions. The Distributor may terminate the Distribution Agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the Distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the Distribution Agreement at the end of the initial term or any renewal term and Distributor is not otherwise in breach of the Agreement with the time to cure such breach having expired, the Company shall pay Distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the Distribution Agreement. The Agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non- renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

Note 13 - Cash Deposited in Financial Institutions

The Company maintains its cash in bank deposit accounts and financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The bank accounts at times exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Note 14 – CONCENTRATIONS OF CREDIT RISK

Two customers accounted for approximately 27% of the Company’s total revenue in 2009 and three customer’s accounted for approximately 69% of the Company’s total revenue in 2008, representing 16% and 88% of the Company’s total accounts receivable as of and for the years ended December 31, 2009 and 2008.

One supplier accounted for 18% of the Company’s purchases in 2009. There were no major suppliers in 2008. The one supplier represented 10% of the Company’s total accounts payable as of the and for the year ended December 31, 2009.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 15 - Income Taxes

ASC Topic 740-10, Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2009, the Company has available unused operating loss carryforwards of approximately $9,209,000 which may be applied against future taxable income and which expire in various years between 2021 and 2030.

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

A reconciliation of expected income tax at the statutory rate with the actual income tax provision is as follows for the years ended December 31,

2009

Expected income tax benefit at statutory rate (34%)	835,000
State taxes, net of federal benefit	137,000
Effect of change in valuation allowance	(972,000)
Total	-

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2009	2008

Stock Warrants	1,455,000	947,000
Reserve Accounting	120,000	53,000
Depreciation and Amortization	4,000	4,000
Accrued Expenses and Other	458,000	458,000
Loss Carryforwards	3,648,000	4,620,000
	5,685,000	6,082,000
Less: Valuation Allowance	(5,685,000)	(6,082,000)
	0	0

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2009 and 2008 since management does not believe that it is more likely than not that these assets will be realized.

Deferred income taxes are provided based on the provisions of ASC 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2008, 2007 and 2006.  The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax provisions.

Note 16 - STOCKHOLDERS' EQUITY

At December 31, 2009 the Company had 500,000,000 shares of common stock authorized par value $.001.  Shares outstanding at December 31, 2009 were 289,921,081.  In addition, the company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at December 31, 2009 were 2,465 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During May and June 2009, the company issued shares of Series A Preferred Stock (“Series A”). The Series A conversion price represented a discount from the estimated fair value of the Common Stock at the time of issuance. Accordingly, the discount amount is considered incremental yield ("the beneficial conversion feature") to the preferred stockholders and has been accounted for a deemed dividend of approximately $1.37 million has been included in the calculation of net loss applicable to common stockholders.

Note 17 - Stock Options

Our Board of Directors initially adopted an Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by the stockholders on December 21, 2001. The Old Plan terminated ten years from the date of its adoption by the Board. The Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval for the amendment of the Plan to increase the number of shares authorized for issuance from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006.  The company may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December  31, 2009, 19,400,000 options were issued and outstanding under the 1998 plan. Awards under this plan are made by the Board of Directors or a committee of the Board.

Under the 1998 plan, options are granted at the market price of the stock on the day of the grant. Options granted  to persons owning more than 10% or more of the outstanding voting stock are granted at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

On January 12, 2007, the Board approved the grant of an additional 3,000,000 options to the Company's Chairman where 20% of the options vest immediately and 20% on each anniversary date for the next 4 years.  The exercise price of these options is .25 cents a shares.
The stock based compensation expense related to these options is $139,200 in 2009, $139,200 in 2008 and $278,400 in 2007.

On November 28, 2007, the Company granted 6,325,000 stock options to employees and officers of the Company under the 2006 Plan.  The options granted have a 5 year contractual life.  1,581,250 of the options were granted for prior services and vested immediately.  The remaining 4,743,750 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  As of December 31, 2009, 100,000 options were returned to the Company and cancelled. The stock based compensation expense related to these options is $112,050 in 2009, $77,199 in 2008 and $110,045 in 2007

On July 30, 2008 the Company granted 7,275,000 stock options to employees and officers of the Company under the 2006 Plan. The options granted have a 5 year contractual life and are exercisable at a price equal to $0.33 per share. 1,818,750 of the options were granted for prior services and vested immediately. The remaining 5,456,250 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  As of December 31, 2009, 100,000 options were returned to the Company and cancelled.  The stock based compensation expense related to these options is $517,875 in 2009 and $148,081 in 2008.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS
Note 17 - Stock Options (continued)

2009 Plan

On May 12, 2009, the Company’s Board of Directors adopted, subject to shareholder approval, the 2009 Equity Incentive Compensation Plan (the “2009 Plan”) and reserved 25,000,000 shares of common stock for issuance pursuant to awards granted thereunder. On July 2, 2009, the 2009 Plan was approved by stockholders at the Company’s Annual Meeting of Stockholders. The following types of awards, may be granted under the 2009 Plan: shares of restricted common stock or restricted stock units; options to acquire shares of common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Internal Revenue Code; non-qualified stock options to acquire shares of common stock, or Non-ISOs; stock appreciation rights; performance-based awards; and other stock-based awards approved by the committee. The 2009 Plan may be administered by the Board of Directors or by a committee of the Board. Grants under the 2009 Plan may be made to the Company’s employees, directors, consultants and advisors. Each option shall expire within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of the outstanding voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant. The 2009 Plan also has provisions that take effect if the Company experiences a change of control. The 2009 Plan provides that the exercise price for ISOs and Non-ISOs shall not be less than the fair market value per share of the Company’s common stock at the date of grant.

In July 2009, 2,600,000 options were granted to certain employees under the 2009 Plan, including 2,000,000 options granted to our Chief Executive Officer. The exercise price of such options is equal to the fair market value of the Company’s Common stock on the date the options were granted.  The stock based compensation related to these options is $83,159.

On August 14, 2009, the Board of Directors approved the grant of 7,550,000 options under the 2009 Plan, including grants of 2,000,000 options to each of Messrs. Wilson, McDonald and Salaman.  All options are exercisable at the closing price on the date of grant for a period of five years and vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. Accordingly, of these options, 1,887,500 of the options were granted for prior services and vested immediately. The remaining 5,662,500 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  Based on the Company’s results for 2009, the foregoing option awards were reduced by 1,887,500 options to reduce the number by 25%.  The stock based compensation expense related to these options is $193,867.

Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below.  Expected volatilities are based upon historical volatility of the Company's stock and other factors for 2009.  The Company uses the simplified method to estimate the expected term of the option awards.  To address the lack of historical volatility data prior to 2009 for the Company, expected volatility is based on the volatilities of peer companies for 2008 and 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As of December 31, 2009, there were 10,150,000 issued and 8,237,500 outstanding under the 2009 plan and a total of 27,637,500 options issued and outstanding under both of the Company’s plans.

	2009	2008	2007
Volatility	159.99% to 160.76%	142.20% to 148.64%	144%
Dividend Yield	0%	0%	0%
Expected term of options (in Years)	3.5	5	4
Risk-free interest rate	2.43% to 2.51%	1.50% to 3.03%	4.78%

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 17 - Stock Options (continued)

The following table summarizes stock option activity:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2007	12,325,000	$0.14
Granted	7,275,000	0.33
Exercised
Forfeited or expired	(175,000)
		$
Outstanding at December 31, 2008	19,425,000	$0.22
Granted	10,150,000	0.10
Exercised
Forfeited or expired	(1,937,500)	0.10
Outstanding at December 31, 2009	27,637,500	$0.19

A summary of the non-vested stock option activity is as follows:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value

Non-vested at December 31, 2007	8,367,000	0.13

Granted	7,275,000	0.33
Vested	(3,572,000)	0.33
Forfeited	(175,000)	0.33

Non-vested at December 31, 2008	11,895,000	0.19

Granted	10,150,000	0.08
Vested	(6,970,000)	0.15
Forfeited	(1,925,000)	0.08

Non-vested at December 31, 2009	13,150,000	0.16

     The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above.

    As of December 31, 2009, 2008, and 2007, there was approximately $1,569,567, $2,566,818 and $898,350 respectively of unrecognized compensation cost related to non-vested stock awards.

Note 18 - Stock Purchase Warrants

In February 2007, the Company granted 1,800,000 warrants to Geltech Sales LLC with an exercisable period of seven years with an exercise price of $.24.  On October 16, 2007, we notified Geltech that we elected to terminate this agreement with Geltech based on performance obligations; resulting in a cancellation of 1,075,000 warrants.

During the 2007 calendar year, 2,959,390 warrants were issued to "Selling Agents" for private placement of common shares.  These warrants have an exercisable period of five years with an exercise price ranging from $.06 to $.11 per share.  During the third and fourth quarter of 2007, the Company granted 690,000 warrants to investors who purchased convertible debt which was then converted into common shares.  These warrants have a three year period with an exercise price of $.50.

In November 2007, the Company issued 100,000 warrants to sale representative for services rendered.  These warrants are exercisable for a period of seven years with an exercise price of $.08 per share.

In December 2007, the Company issued 75,000 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $.05 per share.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 18 - Stock Purchase Warrants (continued)

In December 2007, the Company issued 255,000 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $.20 per share.  The stock based compensation expense related to these warrants is $12,350.

 In January 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $.05 cents per share. The stock based compensation expense related to these warrants is $4,000.

In March 2008, the Company issued 112,500 warrants to investors holding convertible debentures which were converted to common stock.  These warrants are exercisable for a period of three years with an exercise price of $.05 cents per share. The stock based compensation expense related to these warrants is $7,000.

In March 2008 the company granted 7,000,000 warrants to consultants and advisory board members in a private transaction. These warrants are exercisable for a period of five years with an exercise price of $.05 cents. The stock based compensation expense related to these warrants is $1,091,00.

In April 2008 the company granted 1,000,000 warrants to a consultant in a private transaction. These warrants are exercisable for a period of five years with an exercise price of $0.05. The stock based compensation expense related to these warrants is $122,000.

In September 2008 the company granted 1,362,500 warrants for services rendered.  These warrants are exercisable for a period of five years with an exercise price of $0.05. The stock based compensation expense related to these warrants is $233,000.

In 2009, the Company granted 3,000,000 warrants to two consultants, which warrants are exercisable at $0.08 per share for a period of five years. The stock based compensation expense related to these warrants is $323,000.

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The stock based compensation expense related to these warrants is $288,000.

Effective as of June 1, 2009, pursuant to the Consulting Agreement entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The stock based compensation expense related to these warrants is $404,000.

In August 2009, the Company granted 2,000,000 warrants to an advisory board member in a private transaction in connection of services rendered. These warrants are exercisable for a period of five years with an exercise price of $.06 cents. The stock based compensation expense related to these warrants is $180,000.

In December 2008 and January 2009, the Company granted 272,275 and 77,042, issued in connection with and equity raise, warrants to "Selling Agents" for private placement of common shares.  These warrants have an exercisable period of five years with an exercisable price of $.07.  The stock based compensation expense related to these warrants is $17,000.

The following table summarizes stock warrant activity:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2007	9,814,890	0.36
Granted	11,185,833	0.06
Exercised
Forfeited	(3,923,000)

Outstanding at December 31, 2008	17,077,723	0.16

Granted	10,577,042	0.06
Exercised	(2,862,500)	0.05
Forfeited	(640,000)	0.75

Outstanding at December 31, 2009	24,152,765	0.11

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 19 - Loss Per Share

Loss per share is based on the weighted average number of common shares.  Dilutive loss per share was not presented, as the Company as of December 31, 2009, has outstanding 27,637,500 options and 24,152,765 warrants which would have an antidilutive effect on earnings.

	December 31,	December 31,
	2009	2008

Net Loss	$(7,305,831)	$(6,232,123)

Weighted average of common shares outstanding used in earnings per share during the period	206,192,127	135,773,615

Loss per common shares	$ (03)	$ ( .05)

Note 20 - Commitments

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

The Company also has various equipment leases which are classified as operating leases.

Total rent expense for all operating leases for the years ended December 31, 2009, 2008 and 2007, was approximately $155,000 and $16,000 and $0 respectively.

Approximate future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more is as follows:

2010	$116,000
2011	103,000
2012	81,000

Total	$300,000

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

Note 21 - contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The amount in controversy is $115,900.30.  The Company is currently awaiting Bev Inc.’s answer to the Company’s filed complaint.

We are aware that a third party based in the United Kingdom  has made allegations concerning our trademark rights in the European Union. During the fourth quarter of the 2009 fiscal year, the company vigorously refuted these allegations through correspondence with this third party. Although the Company does not make any assertions that this matter is resolved, as of the date of this report, the Company has not received a response to its correspondence. The Company intends to continue to vigorously contest any claims which this third party may raise concerning the validity of its trademarks and management does not believe that this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

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

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 22 - Subsequent Events

The Company adopted FASB ASC Topic 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the Company’s financial statements.

During 2010, there were 2,497,213 common shares issued for services rendered. The company also issued 250,000 common shares to an advisory board member for services rendered.

In accordance with ASC 855, the Company evaluated subsequent events through March 31, 2009, the date these financial statements were issued. Other than those previously disclosed there were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp., Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2010	SKINNY NUTRITIONAL CORP.

	By:	/s/ Ronald Wilson
Ronald Wilson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald Wilson	Chief Executive Officer, President and Director	April 1, 2010
Ronald Wilson

/s/ Donald J. McDonald	Chief Financial Officer and Director	April 1, 2010
Donald J. McDonald

/s/ Michael Salaman	Chairman of the Board of Directors	April 1, 2010
Michael Salaman

/s/ William R. Sasso	Director	April 1, 2010
William R. Sasso