Form 10-Q/A
period 2009-06-30
Skinny Nutritional Corp.
filed 2010-05-05
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
 ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 245,963,879 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2009

Skinny Nutritional Corp.

Index to Form 10-Q/A
PART II – OTHER INFORMATION
		Page
Item 6.	Exhibits	3

	Signatures	4

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to amend Exhibit 10.6 filed therewith. The amendment is being made to restore certain provisions to Exhibit 10.6 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and, other than the filing of the revised portions of Exhibits 10.6, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	2.1

2.2	Amendment to Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	2.2

3.1	Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock	8-K	5/4/09	3.1

3.2	Certificate of Amendment to Articles of Incorporation.	8-K	7/7/09	3.1

4.1	Form of Warrant issued to Mr. John David Alden	10-Q	8/14/09	4.1

4.2	Form of Warrant issued to Advisory Board Member	10-Q	8/14/09	4.2

4.3	Form of Warrant issued to Liquid Mojo LLC	10-Q	8/14/09	4.3

10.1	Form of Subscription Agreement	8-K	5/4/09	10.1

10.2	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	10.2

10.3	Consulting Agreement between the Company and Mr. John David Alden	10-Q	8/14/09	10.3

10.4	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp.	10-Q	8/14/09	10.4

10.5	2009 Equity Incentive Compensation Plan ††	Definitive Proxy Statement	5/28/09	B

10.6	Distribution Agreement with Canada Dry Bottling Company of New York †				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	8/14/09	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	8/14/09	31.2
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	8/14/09	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	8/14/09	32.2

†
Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Compensation plans and arrangements for executives and others.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.
May 5, 2010	/s/ Ronald Wilson
Ronald Wilson
Chief Executive Officer

/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer