Form 10-Q
period 2010-03-31
Skinny Nutritional Corp.
filed 2010-05-17
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
  ☐ Yes  ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 313,951,133 shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2010.

SKINNY NUTRITIONAL CORP.

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other reports filed with the Commission.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

I.   Part I.  FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$79,252	$190,869
Accounts receivable, net	923,842	568,135
Inventory	392,706	323,435
Prepaid expenses	173,044	120,392

Total Current Assets	1,568,844	1,202,831

Property and Equipment, net	23,262	24,792

Deposits	49,192	49,192

Trademarks	783,101	783,101

Total Assets	$2,424,399	$2,059,916

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$528,644	$321,815
Note payable	25,924	45,924
Accounts payable	1,565,505	906,030
Accrued expenses	825,744	814,518

Total Current Liabilities	2,945,817	2,088,287

Commitments and Contingencies

Stockholders’ Deficit:
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 2,225 shares issued and outstanding at March 31, 2010 and 2,465 issued and outstanding at December 31, 2009	2	2
Common stock, $.001 par value, 500,000,000 shares authorized, 292,668,294 shares issued and outstanding at March 31, 2010 and 289,921,081 shares issued and outstanding at December 31, 2009	292,668	289,921
Deferred financing costs	(78,915)	(157,832)
Additional paid-in capital	31,214,521	30,752,359
Accumulated deficit	(31,949,694)	(30,912,821)

Stockholders’ Deficit	(521,418)	(28,371)

Total Liabilities and Stockholders’ Deficit	$2,424,399	$2,059,916

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010		2009

Revenue, Net		$1,778,718		$1,125,753

Cost of Goods Sold		1,194,427		839,505

Gross Profit		584,291		286,248

Operating Expenses:
Marketing and advertising		775,419		481,240
General and administrative		811,173		650,085

Total Operating Expenses		1,586,592		1,131,325

Net Loss from Operations		(1,002,301)		(845,077)

Interest expense		(34,572)		(2,750)

Net Loss		$(1,036,873)	$	(847,827)

Weighted average common shares outstanding, basic and diluted		222,975,365		210,994,553

Net loss per share attributable to common stockholders, basic and diluted	$	( .00)	$	( .00)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance, December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$ (157,832)	$(30,912,821)	$	(28,371)

Options issued in exchange for services					276,208				276,208

Deferred financing costs						78,917			78,917

Warrants issued for service					5,768				5,768

Conversion of preferred stock into common stock	(240)		400,000	400	(400)				-

Issuance of common stock in exchange for services and equipment			2,347,213	2,347	180,586				182,933

Net loss for the three months ended March 31, 2010							(1,036,873)		(1,036,873)

Balance, March 31, 2010	2,225	$2	292,668,294	$292,668	$31,214,521	$ (78,915)	$(31,949,694)	$	(521,418)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(1,036,873)	$(847,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(1,270)
Depreciation	1,530	1,258
Options issued for services	276,208	160,133
Warrants issued for services	5,768
Stock issued for services	211,850	78,917
Changes in operating assets and liabilities:
Accounts receivable	(354,437)	(347,916)
Inventories	(69,271)	(226,949)
Prepaid expenses	(2,652)	(42,249)
Deposits		12,154
Accounts payable	659,475	288,638
Accrued expense	11,226	956

Total Adjustments	738,427	(75,058)
Net Cash Used In Operating Activities	(298,446)	(922,885)

Cash Flows from Investing Activities:
Purchase of trademarks
Purchase of property and equipment	-	(46,408)

Net Cash Used In Investing Activities	-	(46,408)

Cash Flows from Financing Activities:
Advances on purchase of common stock	—	(375,600)
Proceeds from (repayment of) on revolving line of credit	206,829	(3,199)
Repayment of note payable	(20,000)	(25,000)
Common stock issued		1,344,203

Net Cash Provided by Financing Activities	186,829	940,404

Net Decrease in Cash	(111,617)	(28,889)

Cash and Cash Equivalents - Beginning	190,869	236,009

Cash and Cash Equivalents - Ending	$79,252	$207,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$34,572	$2,750

NON-CASH OPERATING ACTIVTIES

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of tangible property valued at $50,000.  The Company had not received the equipment and therefore has recorded the property value as prepaid expense at March 31, 2010.

The accompanying notes are an integral part of the condensed  financial statements.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2-    BASIS OF PRESENTATION

The accompanying financial statements for the three months ended March 31, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 2, 2010.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year end condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

NOTE 3 -   GOING CONCERN AND MANAGEMENT PLANS

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described elsewhere herein, the Company has no other definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.  See Note 12.

At March 31, 2010, our cash and cash equivalents was approximately $79,000. The Company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations.  During fiscal quarter ended March 31, 2010 there were no sales of securities to accredited investors.  During fiscal 2009, the company raised an aggregate amount of $4,900,203 from the sale of securities to accredited investors in private placements.

Based on our current levels of expenditures and our business plan, we believe that our cash and cash equivalents (including the proceeds received from our recent private placement) at March 31, 2010, will only be sufficient to fund our anticipated levels of operations for a minimal period and that without raising additional capital, the Company will be limited in its projected growth. This will depend, however, on our ability to execute our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 3 -   GOING CONCERN AND MANAGEMENT PLANS (CONTINUED)

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

NOTE 4 -   INVENTORY

The components of inventories are as follows:

	March 31, 2010	December 31, 2009

Raw Materials	$58,255	$94,688
WIP	-	38,258
Finished Goods	334,451	190,489
Total	$392,706	$323,435

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 5 - RELATED PARTY TRANSACTIONS

 Mr. William R. Sasso, a member of our Board of Directors, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel.  In February 2010, we issued 529,625 shares of common stock to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 - CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000.  Currently, this arrangement has been extended through February 2011 and the borrowing limit has been incrementally increased to extend our line to 85% of outstanding eligible receivables or $2,000,000.  As of March 31, 2010, we had $528,644 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

NOTE 7 - INCOME TAXES

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

NOTE 8  - STOCKHOLDERS’ EQUITY

At March 31, 2010, the Company had 500,000,000 shares of common stock authorized par value $.001.  Shares outstanding at March 31, 2010 were 292,668,294.  In addition, the company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at March 31, 2010 were 2,225 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During the quarter ended March 31, 2010, we issued additional shares of common stock and other equity securities as follows. In each of the months of January 2010, February 2010, and March 2010, we issued 130,000 restricted shares of common stock to a consultant for services rendered.  In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of tangible property consisting of beverage coolers valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of the Company’s advisory board. In March 2010, the Company issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company expanded the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board. In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and agreed to issue each of the other new appointees 250,000 restricted shares of common stock. In March 2010, there were 250,000 shares of common stock issued to one of these advisory board members. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 9 - SALE OF EQUITY SECURITIES

In August 2009, the Company commenced a private offering of shares of common stock (the “August Offering”) pursuant to which it offered an aggregate amount of $2,500,000 of shares of common stock. The shares of common stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,335 shares of common stock. Net proceeds from such sales are approximately $1,680,000. The Company is using the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent that procured investors in this offering.

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's  statements of cash flows as of December 31, 2009, as stated in the Annual Report Form 10-K, reflects the issuance of preferred stock in the Offering of $1,430,000, net of offering costs, since subscriptions for $510,000, net of offering costs, were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company is using the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of common stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of March 31, 2010, holders of 18,125 shares of Series A Preferred Stock had received 30,208,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 10 - STOCK PURCHASE WARRANTS

In January 2010, the Company granted 100,000 warrants to an advisory board member in a private transaction in connection of services rendered. These warrants are exercisable for a period of four years with an exercise price of $.06 cents. The stock based compensation expense related to these warrants is approximately $6,000.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2010 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2009	24,152,765	0.11

Granted	192,857	0.06
Exercised	-
Forfeited	-

Outstanding at March 31, 2010	24,345,622	0.11

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

Note  11 -  contingencies

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The amount in controversy is $115,900.  The Company is currently awaiting Bev Inc.’s answer to the Company’s filed complaint.

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

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Note  12-  subsequent events

Management evaluated subsequent events through May 17, 2010, the date our financial statements were issued.

As previously reported, we commenced a private offering to which we are offering an aggregate amount of $1,500,000 of Securities. We subsequently determined to increase the aggregate amount of the Offering to $2,000,000. The Offering is being conducted on a “best efforts – all or none” basis as to a minimum of $250,000 and on a “best efforts” basis as to the maximum Offering amount. The purchase price per share of common stock and warrant is $0.06. As of the date of this report, we have accepted subscriptions of $1,215,000  for an aggregate of 20,249,997 shares of common stock and 20,249,997 warrants. The securities are being sold together such that each purchaser will receive one warrant for each share of common stock it purchases in this Offering. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date.  The warrants shall provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share.  As of the date of this report, net proceeds from such sales of the Securities, after payment of offering expenses and commissions, are approximately $1,053,500. We intend to use the proceeds from the Offering for working capital and general corporate purposes. We agreed to pay commissions to registered broker-dealers that procured investors in the Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10.

In April and May 2010, a consultant received an aggregate of 325,000 shares for services rendered.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described elsewhere in this report and listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

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

Our Current Products

We operate our business in the rapidly evolving beverage industry and are currently focused on developing, distributing and marketing nutritionally enhanced  beverages. Enhanced  beverages have been leading the growth of beverage consumption in the United States. Through the year ended December 31, 2009 and during the present fiscal year, the company principally operates through marketing and distributing of the “Skinny Water®” line of enhanced waters.

The Skinny Water® product line includes six flavors (Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, Goji Fruit Punch and Orange Cranberry Tangerine). We plan to launch Skinny Water Sport Drinks in the 2nd quarter of 2010 and are developing  new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins and antioxidants. To market this product, we had relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”) and Interhealth Nutraceuticals.  As previously reported, in July 2009, we completed the purchase of certain trademarks and other intellectual property assets from Peace Mountain, including the trademark “Skinny Water”.  Skinny Water® contains no calories or sugar, and has no preservatives or artificial colors.  Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium and potassium. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. Skinny Water also includes ChromeMate® which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

The current business strategy is to develop and maintain current national distribution relationships with Canada Dry-affiliated distributors and Target Corporation, focus on establishing a market for the Skinny beverages in the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the company’s products into retail and direct store delivery (DSD) distribution channels.  In fiscal 2009, we increased our network of distributors to 56 distributors in 26 states.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local or regional distributors.   We have been focused on, and will continue to increase existing product lines and further develop our markets. We have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Tweeter, Shop Rite and select Walgreens, Costco and 7Elevens for the distribution of Skinny Water.  In addition to these chains, the company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Acquisition of Trademarks

The company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain   to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ®, “Skinny Tea®”, “Skinny Bar ™”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share.

Planned Products

We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Sport drinks, Teas, Shakes, Smoothies and Coffees.

Advisory Board

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company expanded the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board. In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and agreed to issue each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share.

Going Concern and Management Plans

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described elsewhere herein, the company has no other definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.  See Note 12 to the Company’s financial statements included in this report.

At March 31, 2010, our cash and cash equivalents was approximately $79,000. The company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations.  During 2009 fiscal year, we raised an aggregate amount of $4,900,203 from the sales of securities to accredited investors in private transactions.  During fiscal quarter ended March 31, 2010 there were no sales of securities to accredited investors.  See the discussion below under the caption “Liquidity and Capital Resources” for additional information regarding these transactions.

Based on our current levels of expenditures and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. This will depend, however, on our ability to execute on our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. A “going concern” explanatory paragraph was issued by our independent auditor in their report to our financial statements for the year ended December 31, 2009, citing recurring losses and negative cash flows from operations. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Results of Operations: Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Net revenues were $1,778,718 for the three months ended March 31, 2010, (net of billbacks of $125,982 and slotting fees of $59,700) as compared to $1,125,753 for the three months ended March 31, 2009.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution and branding of our Skinny Water flavors, preparing for the launch of these products into the company’s fifty-six current DSDs in 26 states.

Gross profit was $584,291 for the three months ended March 31, 2010  as compared to $286,248 for the three months ended March 31, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and reduction of cost of goods sold in bottling and raw material costs and freight costs associated with our enhanced  partnership with our bottle supplier, flavor house and co-packer.

Operating expenses were $1,586,592 for the three months ended March 31, 2010 as compared to $1,131,325 for the three months ended March 31, 2009.  The costs were associated with marketing expense to expand the Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, along with the costs of the non-cash items of $495,356 for depreciation, employee options, stock warrant and compensation expense in addition to stock issued for services.

Marketing and advertising was $775,419 for the three months ended March 31 2010 as compared to $481,240 for the three months ending March 31 2009 reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for  general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of in-store advertising and sampling events and adding additional sales staff and sampling teams for the expanded territories.

Interest expense was $34,572 for the three months ended March 31, 2010 as compared to $2,750 for the three months ended March 31, 2009 reflecting the increased borrowings to manage our inventory and receivables  along with the overall financing of the operations during the first quarter.

Net losses from operations were $1,036,873, for the three months ended March 31, 2010, inclusive of non-cash loss of $495,356 as compared to a loss of $847,827, inclusive of non-cash loss of $240,308 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $79,252 at March 31, 2010, compared to $207,120 at March 31, 2009. The change in cash and cash equivalents primarily reflects our use of funds during the year for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $298,446 for the three months ended March 31, 2010 as compared to $922,885 for March 31, 2009. This is primarily attributable to operating losses of $1,036,873 and to create additional inventory to service our increased revenue base, partially offset by non-cash expense of $495,356.

Investing Activities

Net cash used in investing activities totaled $0 in the period ended March 31, 2010 as compared to $46,408 for the prior year period.  Cash used in investing activities primarily represented net purchases of office equipment.

Financing Activities

Net cash provided by financing activities totaled $186,829 for the quarter ended March 31, 2010 and $940,404 for the prior year period. Cash provided by financing activities was primarily due to our use of proceeds from our revolving line of credit during the first quarter of 2010 and from sale of our securities in private placements for the same period ended March 31, 2009.

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe that net cash on hand as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described elsewhere herein, the company has no other definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. See Note 12 to the Company’s financial statements included in this report.  Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As previously reported, we commenced a private offering to which we are offering an aggregate amount of $1,500,000 of Securities. We subsequently determined to increase the aggregate amount of the Offering to $2,000,000. The Offering is being conducted on a “best efforts – all or none” basis as to a minimum of $250,000 and on a “best efforts” basis as to the maximum Offering amount. The purchase price per share of common stock and warrant is $0.06. As of the date of this report, we have accepted subscriptions of $1,215,000  for an aggregate of 20,249,997 shares of common stock and 20,249,997 warrants. The securities are being sold together such that each purchaser will receive one warrant for each share of common stock it purchases in this Offering. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date. The warrants shall provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share. As of the date of this report, net proceeds from such sales of the Securities, after payment of offering expenses and commissions, are approximately $1,053,500. We intend to use the proceeds from the Offering for working capital and general corporate purposes. We agreed to pay commissions to registered broker-dealers that procured investors in the Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10. The securities being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

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

In fiscal 2009, the Company had conducted a private offering to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. At the conclusion of this offering, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company used the net proceeds from this offering of approximately $1,940,000 for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance.

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of common stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of March 31, 2010, holders of 18,125 shares of Series A Preferred Stock had received 30,208,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

In August 2009, the Company commenced a private offering of shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder (the “August Offering”) pursuant to which it offered an aggregate amount of 41,666,667 shares of common stock for  $2,500,000. The shares of common stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,335 shares of common stock. Net proceeds from such sales are approximately $1,680,000. The Company is using the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent the procured investors in this offering.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. The balance as of March 31, 2010 is $25,924.  The maturity of this loan has been extended to July, 2010 and this obligation has been paid down by an additional $10,000 since March 31, 2010.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of outstanding eligible receivables or $2,000,000.  As of March 31, 2010 we had $528,644 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

During the quarter ended March 31, 2010, we issued additional shares of our common stock and other equity securities as follows. In each of the months of January 2010, February 2010, and March 2010, we issued 130,000 restricted shares of common stock to a consultant for services rendered. In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of tangible property consisting of beverage coolers valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of our advisory board. In March 2010, the Company agreed to issue 250,000 shares of common stock to each of three individuals in consideration for such persons joining the Company’s advisory board and issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

In February 2010, we granted 200,395 restricted shares of common stock to our chief financial officer in lieu of an amount of approximately $20,000 owed for accrued compensation and granted 529,625 restricted shares of common stock to the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”) in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. Mr. William R. Sasso, a member of the Company’s Board of Directors, is Chairman of SRSY and is also a partner serving on SRSY’s board of directors and management committee. In addition, in January 2010, the Company issued warrants to purchase 100,000 shares of common stock to an individual in consideration of his agreement to join our advisory board. Such warrants are exercisable for a period of four years at an exercise price of $0.06 per share.

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

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Upstate New York, Baltimore, Washington, D.C., Phoenix, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the three months ended March 31, 2010, our marketing expenditures were $775,419 as compared to $481,240 for the prior period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2010 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 56 DSDs in 26 states in the U.S. and 2 distributors outside the U.S.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain.   The Company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

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

We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payment of such fees has not been material to date, such amounts may increase in subsequent quarters.

Purchase or sale of plant or significant equipment

As of the date of this Report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of March 31, 2010, we have 26 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2009.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to equity transactions.  With respect to the identified material weakness pertaining to the Company’s closing procedures to allow it to estimate its allowance for doubtful accounts and accrued expenses, the Company has evaluated its policies and procedures and matrices to improve monitoring of potentially doubtful accounts. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company has engaged an external consultant to assist the company in undertaking its assessment in a timely manner.

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The amount in controversy is $115,900.  The Company is currently awaiting Bev Inc.’s answer to the Company’s filed complaint.

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

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the fiscal quarter ended March 31, 2010  other than those disclosed elsewhere herein and in previous SEC filings.

During the quarter ended March 31, 2010, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

The information set forth under the caption “Recent Sales of Unregistered Securities” in Item 2 of Part II this Quarterly Report on Form 10-Q regarding issuances of equity securities during the fiscal quarter ending March 31, 2010 is incorporated herein by reference.

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

SKINNY NUTRITIONAL CORP.

May 17, 2010	By:	/s/ Ronald Wilson
Ronald Wilson
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer