Form 10-Q
period 2010-06-30
Skinny Nutritional Corp.
filed 2010-08-16
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
☐ Yes   ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 322,759,961 shares of common stock, $0.001 par value, issued and outstanding as of August 13, 2010.

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

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash	$66,181	$190,869
Accounts receivable, net	1,436,144	568,135
Inventory	1,145,435	323,435
Prepaid expenses	80,551	120,392

Total Current Assets	2,728,311	1,202,831

Property and Equipment, net	21,732	24,792

Deposits	62,192	49,192

Trademarks	783,101	783,101

Total Assets	$3,595,336	$2,059,916

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$835,729	$321,815
Note payable	0	45,924
Accounts payable	2,678,446	906,030
Accrued expenses	780,233	814,518

Total Current Liabilities	4,294,408	2,088,287

Commitments and Contingencies

Stockholders’ Deficit:
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 2,120 shares issued and outstanding at June 30, 2010 and 2,465 issued and outstanding at December 31, 2009	2	2
Common stock, $.001 par value, 500,000,000 shares authorized, 321,809,961 shares issued and outstanding at June 30, 2010 and 289,921,081 shares issued and outstanding at December 31, 2009	321,810	289,921
Deferred financing costs	0	(157,832)
Additional paid-in capital	33,101,923	30,752,359
Accumulated deficit	(34,122,807)	(30,912,821)

Stockholders’ Deficit	(699,072)	(28,371)

Total Liabilities and Stockholders’ Deficit	$3,595,336	$2,059,916

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2010		2009		2010	2009

Revenue, Net		$2,249,588		$1,190,960	$4,028,306	$2,316,713

Cost of Goods Sold		1,694,468		823,706	2,888,895	1,663,211

Gross Profit		555,120		367,254	1,139,411	653,502

Operating Expenses :
Marketing and advertising		1,471,284		630,580	2,246,703	1,111,820
General and administrative		1,207,226		980,786	2,018,399	1,630,871

Total Operating Expenses		2,678,510		1,611,366	4,265,102	2,742,691

Net Loss from Operations		(2,123,390)		(1,244,112)	(3,125,691)	(2,089,189)

Interest expense		(49,723)		(13,781)	(84,295)	(16,531)

Net Loss		$(2,173,113)	$	(1,257,893)	$(3,209,986)	$(2,105,720)

Weighted average common shares outstanding, basic and diluted		305,638,745		211,992,517	298,265,610	217,766,390

Net loss per share attributable to common stockholders, basic and diluted	$	( .01)	$	( .01)	$(.01)	$(.01)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance, December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$ (157,832)	$(30,912,821)	$	(28,371)

Options issued in exchange for services					616,289				616,289

Deferred financing costs						157,832			157,832

Warrants issued for service					5,768				5,768

Conversion of preferred stock into common stock	(345)		575,000	575	(575)				-

Issuance of common stock in exchange for services and equipment			4,647,213	4,647	347,936				352,583

Issuance of common stock net of offering costs ($193,187)			26,666,667	26,667	1,380,146				1,406,813

Net loss for the six months ended June 30, 2010							(3,209,986)		(3,209,986)

Balance, June 30, 2010	2,120	$2	321,809,961	$321,810	$33,101,923	$0	$(34,122,807)	$	(699,072)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(3,209,986)	$(2,105,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(24,817)
Depreciation	3,060	3,693
Options issued for services	616,289	269,888
Warrants issued for services	5,768	165,000
Stock issued for services	501,176	157,834
Changes in operating assets and liabilities:
Accounts receivable	(843,192)	(412,557)
Inventories	(822,000)	(388,969)
Prepaid expenses	49,080	(3,775)
Deposits	(13,000)	12,154
Accounts payable	1,772,416	(198,267)
Accrued expense	(34,285)	108,264
Settlements Payable		(75,000)

Total Adjustments	1,210,495	(361,735)
Net Cash Used In Operating Activities	(1,999,491)	(2,467,455)

Cash Flows from Investing Activities:
Purchase of trademarks
Purchase of property and equipment	-	(83,012)

Net Cash Used In Investing Activities	-	(83,012)

Cash Flows from Financing Activities:
Advances on purchase of common stock	—	(375,600)
Proceeds from revolving line of credit	513,914	88,709
Repayment of note payable	(45,924)	(120,000)
Common stock issued	1,406,813	1,380,196
Preferred Stock issued		1,500,000

Net Cash Provided by Financing Activities	1,874,803	2,473,305

Net Decrease in Cash	(124,688)	(77,162)

Cash – Beginning	190,869	236,009

Cash – Ending	$66,181	$158,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$84,295	$16,531

NON-CASH OPERATING ACTIVTIES

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000.  The Company has received approximately $41,000 of promotional advertising materials as of June 30, 2010, which is recorded in marketing and advertising expense.

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

NOTE 2 -  BASIS OF PRESENTATION

The accompanying financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 2, 2010.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year ended condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors and have engaged an investment banker to assist us in this process. The Company, however, has no definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.

At June 30, 2010, our cash was approximately $66,000. The Company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations.   During fiscal 2010, the Company raised an aggregate amount of $1,600,000, less $193,187 of offering costs, from the sale of securities to accredited investors in private placements.

Based on our current levels of expenditures and our business plan, we believe that our cash and cash equivalents (including the proceeds received from our recent private placement) at June 30, 2010, will only be sufficient to fund our anticipated levels of operations for a minimal period and that without raising additional capital, the Company will be limited in its projected growth. This will depend, however, on our ability to execute our 2010 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

NOTE 4 -    INVENTORY

The components of inventories are as follows:

	June 30, 2010	December 31, 2009

Raw Materials	$240,853	$94,688
WIP	-	38,258
Finished Goods	904,582	190,489
Total	$1,145,435	$323,435

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 5 -  RELATED PARTY TRANSACTIONS

 Mr. William R. Sasso, a member of our Board of Directors, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel.  In February 2010, we issued 529,625 shares of common stock, which was based upon the fair market value of the common stock on the date of the agreement, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee.  In May 2010, the Company issued 625,000 shares of common stock, at the fair market value of the common stock on the date of the agreement, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm.  As of June 30, 2010 there was approximately $134,000 due SRSY and the Company incurred expense of approximately $38,000 for the six months ended June 30, 2010.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock which was based upon the fair market value of the common stock at the end of each month, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the board of directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the board of directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010.  In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Registrant for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, which was based upon the fair market value of the common stock on the date of the agreement and the issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011, based upon the value of the stock at the date the milestone is achieved.  During the six months ended June 30, 2010, the Company incurred $59,250 of expense relating to this transaction. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms.  As of June 30, 2010 the company issued 750,000 of common stock to Mr. Wilson as a result of the consulting agreement.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones.  Since the commencement of this agreement, the Company has purchased the following amounts of product from Z-H: approximately $737,000 during fiscal 2008, approximately $1,234,000 during fiscal 2009 and during fiscal 2010, approximately $1,391,000  through the six months ended June 30, 2010.  As of June 30, 2010, there was approximately $772,000 due to Z-H.  Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the board of directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 -  CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000.  Currently, this arrangement has been extended through February 2011 and the borrowing limit has been increased to extend our line to 85% of outstanding eligible receivables or $2,000,000.  As of June 30, 2010, we had $835,729 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. As of June 30, 2010 the balance of this loan has been paid in its entirety.

NOTE 7  - INCOME TAXES

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

NOTE 8  - STOCKHOLDERS’ EQUITY

At June 30, 2010, the Company had 500,000,000 shares of common stock authorized par value $.001.  Shares outstanding at June 30, 2010 were 321,809,961.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at June 30, 2010 were 2,120 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During the six months ended June 30, 2010, we issued additional shares of common stock and other equity securities as follows. During the six months ended June 30, 2010, the Company issued 815,000 shares of common stock, worth approximately $75,000 valued at the fair value of the stock on the effective date of the consulting agreement,  to a consultant for services rendered.  In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of the Company’s advisory board. In March 2010, the Company issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company reconstituted  the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board.   Currently these four individuals comprise the advisory board.  In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock valued at approximately $6,000, which was based upon the fair market value of the common stock on the date of agreement, and issued each of the other new appointees 250,000 restricted shares of common stock, or an aggregate of 750,000, valued at approximately $39,000, which was based upon the fair market value of the common stock on the date of agreement, shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company agreed to issue 1,250,000 shares to Plaid Paisley LLC. No common stock has been issued and approximately $43,000 has been accrued for relating to the sponsorship agreement as of June 30, 2010.  Further, in June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees. No common stock was issued to this consultant during the six months ended June 30, 2010.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 9 - SALE OF EQUITY SECURITIES

In August 2009, the Company commenced a private offering of shares of common stock (the “August Offering”) pursuant to which it offered an aggregate amount of $2,500,000 of shares of common stock. The shares of common stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,335 shares of common stock. Net proceeds from such sales are approximately $1,680,000. The Company used the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the  August Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the August Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent that procured investors in this offering.

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's  statements of cash flows as of December 31, 2009, as stated in the Annual Report Form 10-K, reflects the issuance of preferred stock in the Offering of $1,430,000, net of offering costs, since subscriptions for $510,000, net of offering costs, were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company used  the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of common stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of June 30, 2010, holders of 18,230 shares of Series A Preferred Stock had received 30,383,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

In May 2010, the Company conducted a private offering  pursuant to which it offered an aggregate amount of $2,000,000 of shares of common stock, par value $0.001 per share of the Company and warrants to purchase shares of common stock (“May Offering”).  On May 24, 2010, the Company terminated further selling efforts in connection with the May Offering. In the May Offering, the Company sold an aggregate amount of $1,600,000 of securities and issued to the investors an aggregate of 26,666,667 shares of common stock and 26,666,667 warrants.  The purchase price per share of common stock and warrant is $0.06. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date.  The warrants also provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share. The total net proceeds derived from the May Offering, after payment of offering expenses and commissions, are approximately $1,407,000. The Company used the proceeds from the May Offering for working capital and general corporate purposes.

In addition, the Company agreed to pay commissions to registered broker-dealers that procured investors in the May Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the May Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10 and otherwise be on the same terms and conditions as the Warrants. The Company engaged Philadelphia Brokerage Corporation (“PBC”) as the placement agent for the May Offering. Total offering costs were $193,187, which included commissions paid to PBC were $160,000, with an additional amount of approximately $33,000 for legal and transfer agent fees. The Company issued to PBC, or its designees, a total of 2,666,666 warrants.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 10 - STOCK PURCHASE WARRANTS

In January 2010, the Company granted 100,000 warrants to an advisory board member in a private transaction in consideration of services rendered. These warrants are exercisable for a period of four years with an exercise price of $.06 . The stock based compensation expense related to these warrants is approximately $6,000.

As previously discussed, the Company granted 92,857 warrants to a selling agent in the August Offering and an additional 2,666,666 warrants to its placement agent in connection with the May Offering.  Also, there were 26,666,667  warrants granted to investors in connection with the May Offering.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2010 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2009	24,152,765	0.11

Granted	29,526,190	0.10
Exercised	-
Forfeited	100,000	0.65

Outstanding at June 30, 2010	53,578,955	0.10

NOTE 11- FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets;

•
Level 2-Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•
Level 3-Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The carrying amount reported in the condensed balance sheets for cash, accounts receivable, accounts payable, accrued expenses approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

The carrying amounts and fair value of the Company’s financial instruments are presented below as of June 30, 2010.

	Carrying Amount	Fair Value
Revolving line of credit	$835,729	$835,729

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE  12 -  CONTINGENCIES

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al. The amount in controversy is $115,900.  On June 15, 2010, a default judgement was entered against the defendant.

In addition, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE  13-  SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events, other than those already disclosed, that would have required adjustment or disclosure in the condensed financial statements.

In July 2010, the Company issued an aggregate of 250,000 shares to each of the Company’s new board members for board services, or an aggregate of 750,000 shares of common stock.

On August 12, 2010 the Board of Directors approved the grant to Mr. William Sasso, a board member, 250,000 share of common stock for services rendered. Further on August 12, 2010 the Board of Directors approved the grant to a beverage distributor of 100,000 shares of common stock in connection with its establishment of an incentive program for such distributor.  The Company may issue additional shares to such distributor in the future pursuant to this arrangement.

On August 12, 2010, the Board of Directors approved agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Except for base salary and titles, the employment agreements are identical in all material respects and are summarized below. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Salaman and McDonald.  Pursuant to their employment agreements, the Company agreed to appoint Mr. Salaman in the capacity as the Chief Executive Officer and President of the Company and to employ Mr. McDonald as the Chief Financial Officer of the Company.

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000. However, the base salary shall increase annually by an amount determined by the Board or Compensation Committee, based on benchmarks set by the Board or Compensation Committee. In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined in the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. The employment agreements also provide that in the event the Company proposes to issue new shares of common stock (or equity securities convertible into or exercisable or exchange for, shares of common stock) in a transaction for the principal purpose of raising capital, then each Executive will be provided the opportunity to purchase such number of newly-issued equity securities to permit them to maintain their then-current percentage interest, at the same time, and under the same terms and conditions, as such shares are offered for purchase by other persons.

Further, an additional 100,000 shares of restricted common stock were issued to a consultant for services rendered in July and August, or an aggregate of 200,000 shares of common stock.

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

During the second fiscal quarter of 2010, we introduced Skinny Water Sport Drinks, which consist of the following products: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active). In total, Skinny Water® product line consists of nine flavors and in addition to the Sports line, includes our Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, and Orange Cranberry Tangerine flavors We are also developing new product extensions with zero calories, sugar and sodium and with no preservatives.

Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins and antioxidants. To market this product, we had relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”) and Interhealth Nutraceuticals.  As previously reported, in July 2009, we completed the purchase of certain trademarks and other intellectual property assets from Peace Mountain, including the trademark “Skinny Water”.  Skinny Water® contains no calories or sugar, and has no preservatives or artificial colors.  Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium , potassium and ChromeMate®. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. ChromeMate® is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate that we also obtain from Interhealth.

In addition, the company is currently developing a version of Skinny Water with a natural, zero-calorie sweetner, which we expect will be available to be sold at natural food markets.

The current business strategy is to develop and maintain current  regional distribution relationships with larger distributors such as our agreements with Canada Dry-affiliated distributors and Polar Beverage Co. and establish and maintain relationships with national and regional retailers such as Target Corporation. We intend to continue to focus on establishing a market for the Skinny beverages in markets across the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the company’s products into retail and direct store delivery (DSD) distribution channels.  In fiscal 2009 and 2010, we increased our network of distributors to approximately 50 distributors in 26 states.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local or regional distributors.   We have been focused on, and will continue to increase existing product lines and further develop our markets. We have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Tweeter, Shop Rite and select Walgreens, Costco and 7-Elevens for the retail sale of Skinny Water.  In addition to these chains, the company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Acquisition of Trademarks

The company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain   to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake” ®, “Skinny Tea®”, “Skinny Bar   ™ ”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The company has also registered the trademark Skinny Water in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero in the European Union.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Sports product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Smoothies and Coffees.

Advisory Board

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company reconstituted  the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board.  Currently, these four individuals comprise the advisory board.  In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and issued each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share.

Going Concern and Management Plans

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors, and have engaged an investment banker to assist us in this process.  Currently, the Company has no definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.

At June 30, 2010, our cash was approximately $66,000. The company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations.  During the quarter ended June 30, 2010, we raised an aggregate of $1,600,000 from the sales  of securities, less offering costs of approximately $193,187, to accredited investors in a private placement. During the 2009 fiscal year, we raised an aggregate amount of $4,900,203 from the sales of securities to accredited investors in private transactions.  See the discussion below under the caption “Liquidity and Capital Resources” for additional information regarding these transactions.

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

Results of Operations: Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Net revenues were $2,249,588 for the three months ended June 30, 2010, (net of billbacks of $319,727 and slotting fees of $170,394) as compared to $1,190,960 for the three months ended June 30, 2009.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution and branding of our Skinny Water flavors, preparing for the launch of these products into the Company’s current DSDs in 26 states.

Gross profit was $555,120 for the three months ended June 30, 2010  as compared to $367,254 for the three months ended June 30, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and continuing emphasis on managing our cost of goods sold in bottling, raw material costs, through reformulation, and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer.

Operating expenses were $2,678,510 for the three months ended June 30, 2010 as compared to $1,611,366 for the three months ended June 30, 2009.  The costs were associated with marketing expense to expand the Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, along with the costs of the non-cash items of $630,937 for depreciation, employee options, stock warrant and compensation expense in addition to stock issued for services.

Marketing and advertising was $1,471,284 for the three months ended June 30, 2010 as compared to $630,580 for the three months ended June 30, 2009 reflecting the Company’s increased efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of in-store advertising and sampling events and adding additional sales staff and sampling teams for the expanded territories.

Interest expense was $49,723 for the three months ended June 30, 2010 as compared to $13,781 for the three months ended June 30, 2009 reflecting the increased borrowings to manage our inventory and receivables along with the overall financing of the operations during the second quarter.

Net losses from operations were $2,123,390, for the three months ended June 30, 2010, inclusive of non-cash loss of $630,937 as compared to a loss of $1,244,112, inclusive of non-cash loss of $356,107 for the three months ended June 30, 2009.

Results of Operations: Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Net revenues were $4,028,306 for the six months ended June 30, 2010, (net of billbacks of $445,710 and slotting fees of $230,094) as compared to $2,316,713 for the six months ended June 30, 2009.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution and branding of our Skinny Water flavors, preparing for the launch of these products with the Company’s current distributors in 26 states and the launch, in the second quarter, of our new product line Skinny Sport.

Gross profit was $1,139,411 for the six months ended June 30, 2010  as compared to $653,502 for the six months ended June 30, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and continuing emphasis on managing our cost of goods sold in bottling, raw material costs, through reformulation, and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer.

Operating expenses were $4,265,102 for the six months ended June 30, 2010 as compared to $2,742,691 for the six months ended June 30, 2009.  The costs were associated with marketing expense to expand the Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, along with the costs of the non-cash items of $1,126,293 for depreciation, employee options, stock warrant and compensation expense in addition to stock issued for services.

Marketing and advertising was $2,246,703 for the six months ended June 30, 2010 as compared to $1,111,820 for the six months ending June 30, 2009 reflecting the Company’s increased efforts to effectively establish the Skinny brand with retailers and distributors and for  general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of  in-store advertising and sampling events and adding additional sales staff and sampling teams for the expanded territories.

Interest expense was $84,295 for the six months ended June 30, 2010 as compared to $16,531 for the six months ended June 30, 2009 reflecting the increased borrowings to manage our inventory and receivables along with the overall financing of the operations during the six months ended June 30, 2010 as compared to the prior period.

Net losses from operations were $3,125,691, for the six months ended June 30, 2010, inclusive of non-cash loss of $1,126,293 as compared to a loss of $2,089,189, inclusive of non-cash loss of $596,415 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents totaled $66,181 at June 30, 2010, compared to $158,847 at June 30, 2009. The change in cash and cash equivalents primarily reflects our use of funds during the six months ended June 30, 2010  for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $1,999,491 for the six months ended June 30, 2010 as compared to $2,467,455 for June 30, 2009. This is primarily attributable to operating losses of $3,209,986 and to create additional inventory to service our increased revenue base, partially offset by non-cash expense of $1,126,293.

Investing Activities

Net cash used in investing activities totaled $0 in the period ended June 30, 2010 as compared to $83,012 for the prior year period.  Cash used in investing activities during the 2009 period primarily represented net purchases of office equipment.

Financing Activities

Net cash provided by financing activities totaled $1,874,803 for the six months ended June 30, 2010 and $2,473,305 for the prior year period. Cash provided by financing activities was primarily due to our use of proceeds from our revolving line of credit during the first and second quarter of 2010 and from the sale of our securities in our private placement for the period ended June 30, 2010.

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe that net cash on hand as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Currently, the Company has no definitive agreements with any third parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings.  Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As previously disclosed, in May 2010, the Company conducted a private offering  pursuant to which it offered an aggregate amount of $2,000,000 of shares of common stock, par value $0.001 per share of the Company and warrants to purchase shares of common stock (“May Offering”).  On May 24, 2010, the Company terminated further selling efforts in connection with the May Offering. In the May Offering, the Company sold an aggregate amount of $1,600,000 of securities and issued to the investors an aggregate of 26,666,667 shares of common stock and 26,666,667 warrants.  The purchase price per share of common stock and warrant is $0.06. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date.  The warrants also provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share. The total net proceeds derived from the May Offering, after payment of offering expenses and commissions of approximately $193,000, are approximately $1,407,000. The Company used the proceeds from the May Offering for working capital and general corporate purposes.

In addition, the Company agreed to pay commissions to registered broker-dealers that procured investors in the May Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the May Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10 and otherwise be on the same terms and conditions as the warrants. The Company engaged Philadelphia Brokerage Corporation (“PBC”) as the placement agent for the May Offering. Total offering costs were $193,187, which included commissions paid to PBC of $160,000 with an additional amount of approximately $33,000 for legal and transfer agent fees.  The Company issued to PBC, or its designees, a total of 2,666,666 warrants.

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

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of common stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of June 30, 2010, holders of 18,230 shares of Series A Preferred Stock had received 30,383,333 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

In August 2009, the Company commenced a private offering of shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder (the “August Offering”) pursuant to which it offered an aggregate amount of 41,666,667 shares of common stock for  $2,500,000. The shares of common stock were offered and sold at a purchase price of $0.06 per share. At the conclusion of the offering in December 2009, the Company had accepted total subscriptions of $1,766,000 for an aggregate of 29,433,335 shares of common stock. Net proceeds from such sales were approximately $1,680,000. The Company used the net proceeds from the August Offering for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the August Offering and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the August Offering to investors procured by them. Such warrants shall be exercisable at the per share price of $0.07 for a period of five years from the date of issuance. In the August Offering, the Company paid commissions of $6,500 to registered broker-dealers and issued warrants to purchase 92,857 to a selling agent the procured investors in this offering.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. As of June 30, 2010 the balance of this loan has been paid in its entirety.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of outstanding eligible receivables or $2,000,000.  As of June 30, 2010 we had $835,729 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chairman and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

As previously reported, on June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the board of directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010.  Following Mr. Wilson’s decision, the board of directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010.  In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Registrant for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement and the issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms.

During the six months ended June 30, 2010, we issued additional shares of common stock and other equity securities as follows. During the six months ended June 30, 2010, the Company issued 815,000 shares of common stock, worth approximately $75,000 valued at the fair value of the stock on the effective date of the consulting agreement, to a consultant for services rendered.  In May 2010, the Company issued 625,000 shares of common stock to the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. Such shares were issued in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. In February 2010, the Company granted 529,625 restricted shares of common stock to SRSY, in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. Mr. William R. Sasso, a member of the Company’s Board of Directors, is Chairman of SRSY and is also a partner serving on SRSY’s board of directors and management committee.

In February 2010, we granted 200,395 restricted shares of common stock to our chief financial officer in lieu of an amount of approximately $20,000 owed for accrued compensation .  In addition, in January 2010, the Company issued warrants to purchase 100,000 shares of common stock to an individual in consideration of his agreement to join our advisory board. Such warrants are exercisable for a period of four years at an exercise price of $0.06 per share.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company agreed to issue 1,250,000 shares to Plaid Paisley LLC, approximately $43,000 has been accrued for pending the issuance of common stock.  Further, in June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees.

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of our advisory board. In March 2010, the Company agreed to issue 250,000 shares of common stock to each of three individuals in consideration for such persons joining the Company’s advisory board, or an aggregate of 750,00 shares of common stock, and issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. Following the expiration of the term of this agreement, Z-H will a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier.  Since the commencement of this agreement, the Company has purchased the following amounts of product from Z-H: approximately $737,000 during fiscal 2008, approximately $1,234,000 during fiscal 2009 and during fiscal 2010, approximately $1,391,000  through the six months ended June 30, 2010.  As of June 30, 2010, there was approximately $772,000 due to Z-H.  Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the board of directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

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

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts and distributor relationships. We will use a combination of sampling, print, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure and to increase sales.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility and during the quarter ended June 30, 2010, we entered into a sponsorship agreement for the Brad Paisley H20 Tour which is scheduled to last until February 2011 in numerous markets across the United States.  In addition, in June, 2010, we were a sponsor of the LPGA Shop-Rite Classic golf tournament.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through retailers that include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 50 DSDs in 26 states in the U.S. Currently we have been authorized to sell Skinny products in ACME Markets, Stop & Shop, Costcos, Giant of Carlisle, Shop Rite stores and select CVS and Walgreen stores among others.  Management believes that Skinny Waters are now available in over 5,000 stores. We are also seeking to develop sales channels with institutional customers, such as school districts, food service providers and the military. Further, we are also exploring international markets for the distribution of our product line.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Upstate New York, Baltimore, Washington, D.C., Phoenix, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the six  months ended June 30, 2010, our marketing expenditures were $2,246,703 as compared to $1,111,820 for the prior period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2010 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 50 DSDs in 26 states in the U.S. and 2 distributors outside the U.S.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain.   The Company must coordinate promotions and advertising between the chain stores and the DSD. The company also negotiates any slotting fees that are required for product placement.

We also distribute our products directly to select national and regional retail accounts based on purchase order relationships. DSDs will distribute to grocery, convenience, health clubs, retail drug, and health food establishments. We will contract with independent trucking companies to transport the product from contract packers to distributors. Distributors will then sell and deliver our products directly to retail outlets, and such distributors or sub-distributors stock the retailers’ shelves with the products. Distributors are responsible for merchandising the product at store level. We are responsible for managing our network of distributors and the hiring of sales managers, who are responsible for their respective specific channel of sales distribution.

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

Subsequently, we expanded our distribution arrangements with Canada Dry-affiliated distributors and now have agreements with four Canada Dry affiliated distributors, including Davis Beverage Group, Inc., that service the mid-Atlantic region and the New York City metropolitan area. In addition, in 2009 we also augmented our West Coast distribution network by entering into distribution agreements with regional distributors covering portions of southern California and Arizona. In June 2010, we announced that we entered into a distribution agreement with Polar Beverage Co. a large distributor servicing New England. In addition, we have also commenced a distribution pilot program with the Dr Pepper Snapple Group for two select markets in the Midwest.

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payment of such fees has not been material to date, such amounts may increase in subsequent quarters.

Purchase or sale of plant or significant equipment

As of the date of this report, we do not have any plans to purchase plant or significant equipment.

Expected changes in the number of employees

As of June 30, 2010, we have 27 employees including our executive officers.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al. The amount in controversy is $115,900.  On June 15, 2010, a default judgement was entered against the defendant.

We are subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below, we did not issue any securities that were not registered under the Securities Act of 1933, as amended during the fiscal quarter ended June 30, 2010 other than those disclosed elsewhere in the Quarterly Report on Form 10-Q and in previous SEC filings.

Pursuant to the separation and consulting agreements between the Company and Ronald D. Wilson, its former Chief Executive Officer, the Company agreed to issue to Mr. Wilson a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement and the issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011.

The Company issued 425,000 restricted shares of common stock to a consultant for services rendered.  There were 225,000 shares issued in April 2010 and 100,000 shares issued in May and June, 2010.  Further, an additional 100,000 shares of restricted stock were issued to this consultant in each of July and August 2010.

In May 2010, the Company issued 625,000 shares of common stock to the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. Such shares were issued in lieu of payment of approximately $50,000 in outstanding fees owed to such firm.

Subsequently, in August 2010, the Board of Directors approved the grant of 250,000 shares of restricted common stock to Mr. William R. Sasso, a member of its board of directors in consideration of his service on the Company’s board of directors.  Mr. Sasso is Chariman of SRSY and a partner serving on its board of directors and management committee.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company agreed to issue 1,250,000 shares to Plaid Paisley LLC.

In August 2010, the Company authorized the grant of 100,000 shares of common stock to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement.

The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions by an issuer not involving any public offering inasmuch as the Company believes the acquirers are accredited investors or were otherwise provided with access to material information about the Company, that acquired the securities for investment purposes and such securities were issued without any form of general solicitation or general advertising.

During the quarter ended June 30, 2010, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

The information set forth under the caption “Recent Sales of Unregistered Securities” in Item 2 of Part II this Quarterly Report on Form 10-Q regarding issuances of equity securities during the fiscal quarter ending June 30, 2010 is incorporated herein by reference.

As of August 12, 2010, the Board of Directors approved employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Except for base salary and titles, the employment agreements are identical in all material respects and are summarized below. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Salaman and McDonald.  Pursuant to their employment agreements, the Company agreed to employ and appoint Mr. Salaman in the capacity as the Chief Executive Officer and President of the Company and to employ Mr. McDonald as the Chief Financial Officer of the Company.

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000.  However, the base salary shall increase annually by an amount determined by the Board or the Compensation Committee based on benchmarks set by the Board or Compensation Committee.  In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined in the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. The employment agreements also provide that in the event the Company proposes to issue new shares of Common Stock (or equity securities convertible into or exercisable or exchange for, shares of Common Stock) in a transaction for the principal purpose of raising capital, then each Executive will be provided the opportunity to purchase such number of newly-issued equity securities to permit them to maintain their then-current percentage interest, at the same time, and under the same terms and conditions, as such shares are offered for purchase by other persons.

The employment agreements further provides that upon either the occurrence of a change of control or in the event of the termination of the Executive’s employment either (i) by the Company without cause or (ii) by the Executive for good reason, then effective as of the consummation of such change of control or termination date, and notwithstanding anything herein or in any stock option agreement to the contrary, (a) the Executive’s right to purchase shares of Common Stock of the Company pursuant to any stock option or stock option plan shall immediately fully vest and become exercisable and (b) the exercise period in which he may exercise such options shall be extended to the duration of their original term, as if the Executive remained an employee of the Company.

In addition, in the event of the termination of employment by the Company without “cause” or by an Executive for “good reason,” as those terms are defined in the employment agreements, the Executive would be entitled to: (i) base salary for the final payroll period of employment, through the date employment with the Company terminates; (ii) a severance payment of an amount equal to the sum of his base salary for the amount of time remaining in the term of the employment agreement plus the bonus compensation paid for the fiscal year immediately preceding termination, either in accordance with the Company’s regular pay periods or in a lump-sum payment in the sole discretion of the Board; and (iii) have the Company pay the premium cost of continued participation in the Company’s group health plans and make payments to his health savings account, if any, in accordance with Company policy until the sooner to occur of (a) the expiration of the severance pay period and (b) the date he becomes eligible to enroll in any health plan of another employer.  The benefits payable upon termination without cause or for good reason would also be paid to an Executive in the event the agreement is terminated due to disability, except that the severance payment and continuation of benefits would be calculated on the basis of one year.

 If the Executive’s employment is terminated by the Company for “cause” or by him without “good reason,” or upon his death, he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation and in the event of death, the continued exercisability of vested options to the extent provided in the applicable option agreement.

 Pursuant to the employment agreements, each Executive is subject to customary confidentiality, non-solicitation and non-competition obligations that survive the termination of such agreements. The foregoing description of the Company’s employment agreements with Messrs. Salaman and McDonald are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibits 10.6 and 10.7 to this Quarterly Report on Form 10-Q.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.1	Form of Warrant issued in Private Placement	8-K	6/4/10	4.1

10.1	Form of Subscription Agreement	8-K	6/4/10	10.1

10.2	Form of Supplement No. 1to Subscription Agreement	8-K	6/4/10	10.2

10.3	Separation Agreement between the Company and Ronald D. Wilson ††	8-K	6/11/10	10.1

10.4	Consulting Agreement between the Company and Ronald D. Wilson	8-K	6/11/10	10.2

10.5	Bottle Supply Agreement between Skinny Nutritional Corp. and Zuckerman-Honickman, Inc. †				X

10.6	Employment Agreement with Michael Salaman † †				X

10.7	Employment Agreement with Donald J. McDonald ††				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

SKINNY NUTRITIONAL CORP.

August 16, 2010	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer