Form 10-Q
period 2010-09-30
Skinny Nutritional Corp.
filed 2010-11-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

or

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
☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 332,026,127 shares of common stock, $0.001 par value, issued and outstanding as of November 12, 2010.

SKINNY NUTRITIONAL CORP.

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010, and our other reports filed with the Commission.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(unaudited)
Assets
Current Assets
Cash	$59,992	$190,869
Accounts receivable, net	722,672	568,135
Inventory	456,815	323,435
Prepaid expenses	42,916	120,392

Total Current Assets	1,282,395	1,202,831

Property and Equipment, net	35,989	24,792

Deposits	62,192	49,192

Trademarks	783,101	783,101

Total Assets	$2,163,677	$2,059,916

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$728,487	$321,815
Note payable	-	45,924
Accounts payable	2,721,541	906,030
Accrued expenses	891,254	814,518

Total Current Liabilities	4,341,282	2,088,287

Commitments and Contingencies

Stockholders’ Deficit:
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 2,020 shares issued and outstanding at September 30, 2010 and 2,465 issued and outstanding at December 31, 2009	2	2
Common stock, $.001 par value, 500,000,000 shares authorized, 329,509,460 shares issued and outstanding at September 30, 2010 and 289,921,081 shares issued and outstanding at December 31, 2009	329,510	289,921
Deferred financing costs	-	(157,832)
Additional paid-in capital	33,802,478	30,752,359
Accumulated deficit	(36,309,595)	(30,912,821)

Stockholders’ Deficit	(2,177,605)	(28,371)

Total Liabilities and Stockholders’ Deficit	$2,163,677	$2,059,916

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Revenue, Net	$1,882,912	$1,543,799	$5,911,218	$3,861,549

Cost of Goods Sold	1,415,451	1,023,984	4,304,346	2,686,817

Gross Profit	467,461	519,815	1,606,872	1,174,732

Operating Expenses :
Marketing and advertising	1,182,028	995,634	3,428,731	2,109,237
General and administrative	1,408,121	950,744	3,426,520	2,423,781

Total Operating Expenses	2,590,149	1,946,378	6,855,251	4,533,018

Net Loss from Operations	(2,122,688)	(1,426,563)	(5,248,379)	(3,358,286)

Interest expense	(64,100)	(103,444)	(148,395)	(277,809)

Net Loss	(2,186,788)	(1,530,007)	(5,396,774)	(3,636,095)

Deemed dividends in preferred stock	—	1,377,333	—	1,377,333

Net loss attributable to common stockholders	$(2,186,788)	$(2,907,340)	$(5,396,774)	$(5,013,428)

Weighted average common shares outstanding, basic and diluted	325,667,369	227,270,224	308,591,418	227,270,224

Net loss per share attributable to common stockholders, basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance, December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$ (157,832)	$(30,912,821)	$(28,371)

Options issued in exchange for services					865,544			865,544

Deferred financing costs						157,832		157,832

Warrants issued for service					5,768			5,768

Conversion of preferred stock into common stock	(445)		741,667	742	(742)			-

Issuance of common stock in exchange for services and equipment			12,180,045	12,180	799,403			811,583

Issuance of common stock net of offering costs ($193,187)			26,666,667	26,667	1,380,146			1,406,813

Net loss for the nine months ended September 30, 2010							(5,396,774)	(5,396,774)

Balance, September 30, 2010	2,020	$2	329,509,460	$329,510	$33,802,478	$0	$(36,309,595)	$(2,177,605)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(5,396,774)	$(3,636,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(24,817)	—
Depreciation	4,590	11,103
Options issued for services	865,544	474,849
Warrants issued for services	5,768	330,000
Stock issued for services	969,415	415,298
Changes in operating assets and liabilities:
Accounts receivable	(129,720)	(819,515)
Inventories	(133,380)	(243,261)
Prepaid expenses	77,476	4,642
Deposits	(13,000)	12,154
Accounts payable	1,815,511	243,086
Accrued expense	76,736	460,448
Settlements Payable	—	(75,000)

Total Adjustments	3,514,123	813,804
Net Cash Used In Operating Activities	(1,882,651)	(2,822,291)

Cash Flows from Investing Activities:
Purchase of trademarks	—	(783,101)
Purchase of property and equipment	(15,787)	(101,762)

Net Cash Used In Investing Activities	(15,787)	(884,863)

Cash Flows from Financing Activities:
Advance purchase on common stock	—	(375,600)
Proceeds from revolving line of credit	406,672	611,029
Repayment of note payable	(45,924)	(110,001)
Common stock issued, net of issuance costs	1,406,813	1,915,196
Payment of convertible notes including interest	—	(40,000)
Preferred stock issued	—	1,500,000

Net Cash Provided by Financing Activities	1,767,561	3,500,624

Net Decrease in Cash	(130,877)	(206,530)

Cash – Beginning	190,869	236,009

Cash – Ending	$59,992	$29,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$148,395	$277,809
Non-cash financing activity for deemed dividend on preferred stock	—	1,377,333
Non-cash financing activity for convertible debt	—	4,000

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

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year ended condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 -   GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is dependent on raising additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors and have engaged an investment banker to assist us in this process.  Except with respect to our current private placement as described in Note 15, the Company has no agreements with any third parties for such transactions. No assurances can be given that we will be successful in raising sufficient capital from any proposed financings, including the financing described in Note 15.

At September 30, 2010, our cash was approximately $60,000. The Company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations. During the nine months ended September 30, 2010, the Company raised an aggregate amount of $1,600,000 less $193,187 of offering costs, from the sale of securities to accredited investors in private placements.

Based on our current levels of expenditures and our business plan, we believe that our cash (including the proceeds received from our recent private placement) at September 30, 2010, will only be sufficient to fund our anticipated levels of operations for a minimal period and that without raising additional capital, the Company will be limited in its projected growth. This will depend, however, on our ability to execute our 2010 and 2011 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 3 -   GOING CONCERN AND MANAGEMENT PLANS (CONTINUED)

If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of liquidity and/or modify operations to maintain liquidity on terms that are acceptable to the Company, if at all. These factors raise substantial doubt of the Company's ability to continue as a going concern.

NOTE 4 -    INVENTORY

The components of inventories are as follows:

	September 30, 2010	December 31, 2009

Raw Materials	$357,331	$94,688
WIP	-	38,258
Finished Goods	99,484	190,489
Total	$456,815	$323,435

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 5 -  RELATED PARTY TRANSACTIONS

 Mr. William R. Sasso, a former member of the Board of Directors, who served on the Company’s Board of Directors until October  2010, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel.  In February 2010, we issued 529,625 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee.  In May 2010, the Company issued 625,000 shares of common stock, valued based upon the value of the services provided, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm.  As of September 30, 2010 there was approximately $64,000 due SRSY and the Company incurred expense of approximately $54,000 for the nine months ended September 30, 2010.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock which was based upon the fair market value of the common stock at the end of each month, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the Board of Directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010.  In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011, based upon the value of the stock at the date the milestone is achieved. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms.  As of September 30, 2010, the Company issued 750,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $59,250 of expense relating to this transaction, which was based upon the fair market value of the common stock on the date of the agreement.  As of September 30, 2010, the Company accrued for the issuance of  250,000 shares of common stock as a result of reaching certain milestones under the agreement with its former Chief Executive Officer.  The value of these shares was equal to approximately $20,000 which represents the fair value of the stock on the date of the agreement.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones.  Since the commencement of this agreement, the Company has purchased the following amounts of product from Z-H: approximately $737,000 during fiscal 2008, approximately $1,234,000 during fiscal 2009 and during fiscal 2010, approximately $1,447,000 through the nine months ended September 30, 2010.  As of September 30, 2010, there was approximately $579,000 due to Z-H.  Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

On August 16, 2010, the Company entered into employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Pursuant to their employment agreements, the Company agreed to appoint Mr. Salaman in the capacity as the Chief Executive Officer and President of the Company and to employ Mr. McDonald as the Chief Financial Officer of the Company. The employment agreements are effective as of August 12, 2010.

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000. However, the base salary shall increase annually by an amount determined by the Board or Compensation Committee, based on benchmarks set by the Board or Compensation Committee. In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined in the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. During the nine months ended September 30, 2010, the Company incurred $360,000 of expense relating to these transactions, which was valued based on the fair market value of the common stock on the date of the agreements.

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.  In March 2009, the Company sold and issued to Mr. Kelly an aggregate of 1,666,667 shares of common stock of the Company, which shares were issued at a per share price of $0.06. In addition, in May 2009, Mr. Kelly purchased an aggregate of 600 shares of the Company’s Series A Preferred Stock which shares converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our articles of incorporation to increase our authorized number of shares of common stock in July 2009. Further, in November 2009, Mr. Kelly purchased an aggregate of 1,000,000 shares of common stock, which shares were issued at a per share price of $0.06. In May 2010, Mr. Kelly purchased an aggregate of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. As of September 30, 2010, Mr. Kelly beneficially owns 4,833,334 shares of common stock, inclusive of 416,667 shares held by his spouse and owns warrants to purchase 500,000 shares of common stock.

Since the beginning of the Company’s 2009 fiscal year, Mr. John J. Hewes, a member of the Company’s Board of Directors, has participated as an investor in certain private placements. In May 2009, Mr. Hewes purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. In May 2010, Mr. Hewes purchased an aggregate of 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. As of September 30, 2010, Mr. Hewes beneficially owns 6,083,333 shares of common stock, and owns warrants to purchase 2,500,000 shares of common stock.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 -  CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000.  Currently, this arrangement has been extended through February 2011 and the borrowing limit has been increased to extend our line to 85% of outstanding eligible receivables or $2,000,000.  As of September 30, 2010, we had $728,487 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chief Executive Officer and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. As of September 30, 2010 the balance of this loan has been paid in its entirety.

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

NOTE 8  - STOCKHOLDERS’ EQUITY

At September 30, 2010, the Company had 500,000,000 shares of common stock authorized par value $.001.  Shares outstanding at September 30, 2010 were 329,509,460.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at September 30, 2010 were 2,020 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During the nine months ended September 30, 2010, we issued additional shares of common stock and other equity securities as described below and in Notes 5 and 9 to these condensed financial statements. During the nine months ended September 30, 2010, the Company issued 1,215,000 shares of common stock, worth approximately $103,000 valued at the fair value of the stock on the effective date of the consulting agreement, to a consultant for services rendered.  In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a member of the Company’s advisory board. In March 2010, the Company issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

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

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company agreed to issue 1,250,000 shares of restricted common stock and agreed to pay in the aggregate $150,000 payable in three equal installments.  The total expense recognized under this agreement through September 30, 2010 is approximately $121,000. The common stock was valued based upon the fair market value of the common stock on the date of the agreement.  Further, in June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees.  As of September 30, 2010, 50,000 shares were earned under this agreement; however, as of such date, the Company did not issue any shares under this agreement.  During the nine months ended September 30, 2010, the Company incurred approximately $4,000 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

On July 14, 2010, the Company granted 250,000 shares of restricted stock to each of its three newly elected directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman.   The Company recognized approximately $49,000 of expense, which was valued based upon the fair value of the stock on the date the parties were elected to the Board of Directors.  In August 2010, the Company issued 250,000 shares of common stock to Mr. William R. Sasso, who was a member of the Company’s Board of Directors at the time of such grant, in consideration of his service on the board.  These shares were valued at approximately $16,000, which was based upon the fair value of the shares on the date the Board of Directors approved the stock grant.  In August 2010, the Company granted 100,000 shares of common stock to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement. The Company incurred approximately $6,000  of expense, which was valued based upon the fair value of the shares on the date of the agreement.

On September 13, 2010, the Company’s Board of Directors approved the grant of an aggregate of 7,435,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,858,750 shares were vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted 2,000,000 restricted shares. The Company incurred approximately $108,000 of expense, which was valued based upon the fair value of the shares on the date approved by the Board of Directors. As of September 30, 2010 no shares were issued under this grant.

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

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's  statements of cash flows as of December 31, 2009, as stated in the Annual Report Form 10-K, reflects the issuance of preferred stock in the Offering of $1,430,000, net of offering costs, since subscriptions for $510,000, net of offering costs, were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. The Company used  the proceeds from the Offering for working capital, repayment of debt and general corporate purposes. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of common stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of September 30, 2010, holders of 18,330 shares of Series A Preferred Stock had received 30,550,000 shares of common stock upon conversion and the holders of the remaining 2,020 shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

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

In addition, the Company agreed to pay commissions to registered broker-dealers that procured investors in the May Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the May Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10 and otherwise be on the same terms and conditions as the warrants granted to the investors. The Company engaged Philadelphia Brokerage Corporation (“ PBC ”) as the placement agent for the May Offering. Total offering costs were $193,187, which included commissions paid to PBC of $160,000, with an additional amount of approximately $33,000 for legal and transfer agent fees. The Company issued to PBC, or its designees, a total of 2,666,666 warrants.

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

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2010 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2009	24,152,765	0.11

Granted	29,526,190	0.10
Exercised	-
Forfeited	(160,000)	0.45

Outstanding at September 30, 2010	53,518,955	0.10

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

The carrying amounts and fair value of the Company’s financial instruments are presented below as of September 30, 2010.

	Carrying Amount	Fair Value
Revolving line of credit (Level 3)	$728,487	$728,487

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 12 - CONCENTRATIONS

Two customers accounted for approximately 30% of the Company's total revenue for the nine months ended September 30, 2010 and two customers accounted for approximately 27% of the Company's total revenue for the nine months ended September 30, 2009, representing 25% and 32% of the Company's total accounts receivable as of and for the nine months ended September 30, 2010 and 2009.

Three suppliers accounted for approximately 51% of the Company's total purchases for the nine months ended September 30, 2010 and one supplier accounted for approximately 20% of the Company's total purchases for the nine months ended September 30, 2009, representing 52% and 28% of the Company's total accounts payable as of and for the nine months ended September 30, 2010 and 2009.

NOTE  13 -  CONTINGENCIES

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

NOTE  14-  COMMITMENTS

In May 2010, we entered into a distribution agreement with Polar Beverages under which we appointed them as our exclusive distributor of Skinny Water and other products in New England and parts of New York. The distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under the distribution agreement, we agreed to pay specified amounts to the distributor as an “invasion fee” and agreed to cover a minimum amount for slotting fees during the initial term of the agreement. In the event we elect not to renew the distribution agreement at the end of the initial term or any renewal term and the distributor is not otherwise in breach of the agreement with the time to cure having expired, we shall pay them a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the agreement.

Subsequently, in September and October of 2010 we expanded our distribution network by entering into agreements with Columbia Distributing and Fremont/Admiral Beverage Corp. respectively.  Columbia Distributing services the states of Oregon and Washington, and Fremont/Admiral Beverage Corp services the states of Alaska, Utah, Wyoming, New Mexico, and parts of Colorado and Texas.  The distributors will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreements.

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. In addition, we often agree to pay specified amounts to our distributors as an "invasion fee" if the integrity of their contractually-defined territory is breached. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributors a termination penalty in the event we exercise a right to terminate for convenience, or if we elect not to renew and the distributor is not in breach. We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause.

NOTE  15-  SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the condensed balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events, other than those already disclosed, that would have required adjustment or disclosure in the condensed financial statements.

In October 2010, the Company commenced a new private placement of securities of up to $3,000,000 of shares of our common stock, at a per share offering price of $0.03.  The Company entered into subscription agreements with certain accredited investors pursuant to which it agreed to issue and sell to the investors and the investors agreed to purchase an aggregate of 12,866,667 shares of common stock.  Net proceeds from such sales, after payment of commissions of approximately $27,500, are approximately $358,500.  The Company intends to use the proceeds for working capital and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in the Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the offering to investors procured by them. As of November 15, 2010, no common stock has been issued.

Further, an additional 1,100,000 shares of restricted common stock were issued to a consultant for services rendered subsequent to the end of the quarter ended September 30, 2010.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, and in October 2010, the Company issued 1,250,000 shares to the designee of Plaid Paisley LLC.

In October 2010, an investor converted 100 shares of the Company's Series A Preferred Stock to 166,667 shares of common stock.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our condensed financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described elsewhere in this report and listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

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

During the second fiscal quarter of 2010, we introduced Skinny Water Sport Drinks, which consist of the following products: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active). In total, Skinny Water® product line consists of nine flavors and in addition to the Sports line, includes our Acai Grape Blueberry, Raspberry Pomegranate, Peach Mango Mandarin, Lemonade Passionfruit, and Orange Cranberry Tangerine flavors. We are also developing new product extensions with zero calories, sugar and sodium and with no preservatives.

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

In addition, the Company is currently developing a version of Skinny Water with a natural, zero-calorie sweetener, which we expect will be available to be sold at natural food markets.

The current business strategy is to develop and maintain current regional distribution relationships with larger distributors such as our agreements with Canada Dry-affiliated distributors and Polar Beverage Co. and establish and maintain relationships with national and regional retailers such as Target Corporation. We intend to continue to focus on establishing a market for the Skinny beverages in markets across the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the Company’s products into retail and direct store delivery (DSD) distribution channels.  In fiscal 2009 and 2010, we increased our network of distributors to approximately 47 distributors in 28 states.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through national retailers and local or regional distributors.   We have been focused on, and will continue to increase existing product lines and further develop our markets. We have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite and select Walgreens, Costco and 7-Eleven stores for the retail sale of Skinny Water.  In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

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

Acquisition of Trademarks

The Company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain   to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake®”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In connection with the acquisition of these assets, we and Peace Mountain also agreed to settle in all respects a dispute between the parties that was the subject of a pending arbitration proceeding. Pursuant to the settlement agreement, the Company and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. In connection with the foregoing, the parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The Company has also registered the trademark Skinny Water® in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero™ in the European Union.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Water Sport™ product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Smoothies and Coffees.

Advisory Board

On March 20, 2008, the Company established an advisory board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company reconstituted  the advisory board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its advisory board.   In consideration for their agreement to serve on our advisory board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and issued each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share. Following the resignation of Mr. William Sasso from the Company’s Board of Directors in October 2010, he agreed to serve on the advisory board. Currently, these five individuals comprise the advisory board.

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

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts and distributor relationships. We will use a combination of sampling, print, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure and to increase sales.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility and during the quarter ended June 30, 2010, we entered into a sponsorship agreement for the Brad Paisley H20 Tour which is scheduled to last until February 2011 in numerous markets across the United States.  In addition, in June 2010, we were a sponsor of the LPGA Shop Rite Classic golf tournament.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through retailers that include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 47 DSDs in 28 states in the U.S. Currently we have been authorized to sell Skinny products in ACME Markets, Stop & Shop, Giant of Carlisle, BJ’s, Shop Rite and select CVS and Walgreens among others.  Management believes that Skinny Waters are now available in retailers with a combined store count nationwide in excess of 5,000 stores. We are also seeking to develop sales channels with institutional customers, such as school districts, food service providers and the military. Further, we are also exploring international markets for the distribution of our product line.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, upstate New York, Baltimore, Washington, D.C., Phoenix, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the nine months ended September 30, 2010, our marketing expenditures were $3,428,731 as compared to $2,109,237 for the prior period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2010 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 47 DSDs in 28 states in the U.S. and 2 distributors outside the U.S.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain.   The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates any slotting fees that are required for product placement.

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

In July 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York under which we appointed them as our exclusive distributor of Skinny Water and other products in the New York City metropolitan area. The distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under the distribution agreement, we agreed to pay specified amounts to the distributor as an “invasion fee” and agreed to cover a minimum amount for slotting fees during the initial term of the agreement. In the event we elect not to renew the distribution agreement at the end of the initial term or any renewal term and the distributor is not otherwise in breach of the agreement with the time to cure having expired, we shall pay them a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the agreement.

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

In May 2010, we entered into a distribution agreement with Polar Beverages under which we appointed them as our exclusive distributor of Skinny Water and other products in New England and parts of New York. The distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under the distribution agreement, we agreed to pay specified amounts to the distributor as an “invasion fee” and agreed to cover a minimum amount for slotting fees during the initial term of the agreement. In the event we elect not to renew the distribution agreement at the end of the initial term or any renewal term and the distributor is not otherwise in breach of the agreement with the time to cure having expired, we shall pay them a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the agreement.

Subsequently, in September and October of 2010 we expanded our distribution network by entering into agreements with Columbia Distributing and Fremont/Admiral Beverage Corp. respectively.  Columbia Distributing services the states of Oregon and Washington, and Fremont/Admiral Beverage Corp services the states of Alaska, Utah, Wyoming, New Mexico, and parts of Colorado and Texas.  The distributors will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement.

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. In addition, we often agree to pay specified amounts to our distributors as an "invasion fee" if the integrity of their contractually-defined territory is breached. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributors a termination penalty in the event we exercise a right to terminate for convenience, or if we elect not to renew the agreement and the distributor is not in breach of its obligations. We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. Although our payment of such fees has not been material to date, such amounts may increase in subsequent quarters.

Liquidity, Going Concern and Management Plans

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors, and have engaged an investment banker to assist us in this process.  Currently, the Company can give no assurances that we will be successful in raising sufficient capital from any proposed financings.

At September 30, 2010, our cash was approximately $60,000. The Company has been substantially reliant on capital raised from private placements of our securities, in addition to our revolving line of credit from United Capital Funding, to fund our operations.  During the nine months ended September 30, 2010, we raised an aggregate of $1,600,000 from the sales of securities, less offering costs of approximately $193,000, to accredited investors in a private placement. During the 2009 fiscal year, we raised an aggregate amount of $4,900,203 from the sales of securities to accredited investors in private transactions.  See the discussion below under the caption “Liquidity and Capital Resources” for additional information regarding these transactions.

We commenced a private offering of the Company's securities in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder of a total of $2,500,000 of our securities, consisting of an aggregate of 41,666,667 shares of its common stock and warrants to purchase an additional 41,666,667 shares of common stock. We did not sell any securities under this proposed offering. In October 2010, we commenced a new private placement of our securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder, of up to $3,000,000 of shares of our common stock, at a per share offering price of $0.03. The securities will only be offered to “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act and we intends to use the proceeds from the offering for working capital and general corporate purposes. The securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor shall there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. This disclosure is being issued pursuant to Rule 135c of the Securities Act.

Based on our current levels of expenditures and our business plan, we believe that our existing cash (including the proceeds received from our recent private placement), will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. This will depend, however, on our ability to execute on our 2010 and 2011 operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations during that time frame, we will need to raise additional capital and may need to do so sooner than currently anticipated. A “going concern” explanatory paragraph was issued by our independent auditor in their report on our financial statements for the year ended December 31, 2009, citing recurring losses and negative cash flows from operations. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of liquidity and/or modify operations to maintain liquidity on terms that are acceptable to the Company, if at all. These factors raise substantial doubt of the Company's ability to continue as a going concern.

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe that net cash on hand as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company can give no assurances that we will be successful in raising sufficient capital from any proposed financings.  Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

In addition, the Company agreed to pay commissions to registered broker-dealers that procured investors in the May Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the May Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10 and otherwise be on the same terms and conditions as the warrants granted to the investors. The Company engaged Philadelphia Brokerage Corporation (“ PBC ”) as the placement agent for the May Offering. Total offering costs were $193,187, which included commissions paid to PBC of $160,000 with an additional amount of approximately $33,000 for legal and transfer agent fees.  The Company issued to PBC, or its designees, a total of 2,666,666 warrants.

In October 2010, we commenced a new private placement securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder, of up to $3,000,000 of shares of our common stock, at a per share offering price of $0.03. The securities will only be offered to “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The Company entered into subscription agreements with certain accredited investors pursuant to which we agreed to issue and sell to the investors and the investors agreed to purchase an aggregate of 12,866,667 shares of Common Stock.  Net proceeds from such sales, after payment of offering expenses and commissions of approximately $27,500, are approximately $358,500. We  intend to use the proceeds for working capital and general corporate purposes. We agreed to pay commissions to registered broker-dealers that procured investors in the Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the Offering to investors procured by them. The securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor shall there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. This disclosure is being issued pursuant to Rule 135c of the Securities Act.

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

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of common stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of September 30, 2010, holders of 18,330 shares of Series A Preferred Stock had received 30,550,000 shares of common stock upon conversion and the holders of the remaining 2,020 shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

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

Results of Operations: Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Net revenues were $1,882,912 for the three months ended September 30, 2010, (net of billbacks of $277,382 and slotting fees of $45,868) as compared to $1,543,799 for the three months ended September 30, 2009.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution and branding of our Skinny Water flavors, preparing for the launch of these products into the Company’s current 47 Direct Store Delivery (“DSD”) in 28 states.

Gross profit was $467,461 for the three months ended September 30, 2010  as compared to $519,815 for the three months ended September 30, 2009, reflecting increased costs due to the establishment of the Skinny brand name, and continuing efforts to manage our cost of goods sold in bottling, raw material costs, reformulation and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer.

Marketing and advertising was $1,182,028 for the three months ended September 30, 2010 as compared to $995,634 for the three months ended September 30, 2009 reflecting the Company’s increased efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of in-store advertising and sampling events and adding additional sales staff and sampling teams for the expanded territories.

Operating expenses were $2,590,149 for the three months ended September 30, 2010 as compared to $1,946,378 for the three months ended September 30, 2009.  The costs were associated with marketing expense to expand the Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, along with the costs of the non-cash items of $719,024 for the three months ended September 30, 2010 for depreciation, employee options, stock warrant and compensation expense in addition to stock issued for services as compared to $634,835 for the same prior year period.

Interest expense was $64,100 for the three months ended September 30, 2010 as compared to $103,444, for the three months ended September 30, 2009 reflecting the borrowings to manage our inventory and receivables along with the overall financing of the operations during the prior year third quarter. Our note payable due to Valley Green Bank was paid in its entirety during the second quarter of 2010.

Net losses from operations were $2,122,688, for the three months ended September 30, 2010, inclusive of non-cash loss of $719,024 as compared to a loss of $1,426,563, inclusive of non-cash loss of $634,835 for the three months ended September 30, 2009.

Results of Operations: Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Net revenues were $5,911,218 for the nine months ended September 30, 2010, (net of billbacks of $723,092 and slotting fees of $275,962) as compared to $3,861,549 for the nine months ended September 30, 2009.  This increase reflects increased product sales as a result of management focusing resources on the marketing and distribution and branding of our Skinny Water flavors, preparing for the launch of these products with the Company’s current distributors in 28 states and the launch, in the second quarter, of our new product line Skinny Sport.

Gross profit was $1,606,872 for the nine months ended September 30, 2010 as compared to $1,174,732 for the nine months ended September 30, 2009, reflecting increased revenue due to the establishment of the Skinny brand name, and continuing emphasis on managing our cost of goods sold in bottling, raw material costs, through reformulation, and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer.

Marketing and advertising was $3,428,731 for the nine months ended September 30, 2010 as compared to $2,109,237 for the nine months ending September 30, 2009 reflecting the Company’s increased efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This increase includes expenses consisting of in-store advertising and sampling events, sponsorship fees and adding additional sales staff and sampling teams for the expanded territories.

Operating expenses were $6,855,251 for the nine months ended September 30, 2010 as compared to $4,533,018 for the nine months ended September 30, 2009.  The costs were associated with marketing expense to expand the Skinny Water flavors, as described below, along with the cost of hiring additional sales staff for the new expanded territories, sponsorship fees, along with the costs of the non-cash items of $1,845,317 for the nine months ended September 30, 2010 for depreciation, employee options, stock warrant and compensation expense in addition to stock issued for services as compared to $1,231,250 for same prior year period.

Interest expense was $148,395 for the nine months ended September 30, 2010 as compared to $277,809 for the nine months ended September 30, 2009, reflecting the borrowings to manage our inventory and receivables along with the overall financing of the operations during the nine months ended September 30, 2010 as compared to the prior period.  Our note payable due to Valley Green Bank was paid in its entirety during the second quarter of 2010.

Net losses from operations were $5,248,379, for the nine months ended September 30, 2010, inclusive of non-cash loss of $1,845,317 as compared to a loss of $3,358,286, inclusive of non-cash loss of $1,231,250 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash Flow

Cash totaled $59,992 at September 30, 2010, compared to $29,479 at September 30, 2009. The change in cash primarily reflects our use of funds during the nine months ended September 30, 2010 for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $1,882,651 for the nine months ended September 30, 2010 as compared to $2,822,291 for the nine months ended September 30, 2009. This is primarily attributable to net losses of $5,396,774 and to create additional inventory to service our increased revenue base, partially offset by non-cash expense of $1,845,317 for the nine months ended September 30, 2010, as compared to $1,231,250 for the same prior year period.

Investing Activities

Net cash used in investing activities totaled $15,787 for the nine months ended September 30, 2010 as compared to $884,863 for the prior year period.  Cash used in investing activities during the 2009 period primarily represented net purchases of office equipment and trademarks.

Financing Activities

Net cash provided by financing activities totaled $1,767,561 for the nine months ended September 30, 2010 and $3,500,624 for the prior year period. Cash provided by financing activities was primarily due to our use of proceeds from our revolving line of credit during the first, second and third quarter of 2010 and 2009. In addition, from the sale of our securities in our private placement during the second quarter of 2010, as well as securities issued in our private placement during the first and second quarters of 2009.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. As of September 30, 2010 the balance of this loan has been paid in its entirety.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. This arrangement has been renewed and the borrowing limit has been incrementally increased to extend our line to the lesser of 85% of outstanding eligible receivables or $2,000,000.  As of September 30, 2010 we had $728,487 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.30% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chief Executive Officer and Chief Financial Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the Board of Directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010.  In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, which was based upon the fair market value of the common stock on the date of the agreement and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011, based upon the value of the stock at the date the milestone is achieved. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms.  As of September 30, 2010, the Company issued 750,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $59,250 of expense relating to this transaction, which was based upon the fair market value of the common stock on the date of the agreement.  As of September 30, 2010, the Company accrued for the issuance of 250,000 shares of common stock as a result of reaching certain milestones under its agreement with its former Chief Executive Officer.  The value of these shares was equal to approximately $20,000 which represents the fair value of the stock on the date of the agreement.

During the nine months ended September 30, 2010, we issued additional shares of common stock and other equity securities as follows. During the nine months ended September 30, 2010, the Company issued 1,215,000 shares of common stock, worth approximately $103,000 valued at the fair value of the stock on the effective date of the consulting agreement, to a consultant for services rendered.  In May 2010, the Company issued 625,000 shares of common stock to the law firm of Stradley, Ronon, Stevens & Young, LLP (“ SRSY ”), which provides legal services to us from time to time as outside counsel. Such shares were issued in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. In February 2010, the Company granted 529,625 restricted shares of common stock to SRSY, in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. Mr. William R. Sasso, a former member of the Company’s Board of Directors, is Chairman of SRSY and is also a partner serving on SRSY’s board of directors and management committee.

On July 14, 2010, the Company granted 250,000 shares of restricted stock to each of its three newly elected directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman.  In August 2010, the Company issued 250,000 shares of common stock to Mr. William R. Sasso, who was a member of the Company’s board of directors at the time of such grant, in consideration of his service on the board.

As of August 12, 2010, the Company approved employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Pursuant to such agreements, the Company granted 3,000,000 shares of restricted common stock to each of its Chief Executive Officer and Chief Financial Officer.

In August 2010, the Company granted 100,000 shares of common stock to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement.

On September 13, 2010, the Company’s board of directors approved the grant of an aggregate of 7,435,000 shares common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,858,750 shares were vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted 2,000,000 restricted shares. No stock was issued at September 30, 2010.

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

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company agreed to issue 1,250,000 shares of restricted common stock and agreed to pay in the aggregate $150,000 payable in three equal installments.  The total expense recognized under this agreement through September 30, 2010 is approximately $121,000. The common stock was valued based upon the fair market value of the common stock on the date of the agreement.

 Further, in June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees. As of September 30, 2010, 50,000 shares were earned under this agreement; no shares were issued under this agreement as of September 30, 2010.   During the nine months ended September 30, 2010, the Company incurred approximately $4,000 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of our advisory board. In March 2010, the Company agreed to issue 250,000 shares of common stock to each of three individuals in consideration for such persons joining the Company’s advisory board, or an aggregate of 750,000 shares of common stock, and issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. Following the expiration of the term of this agreement, Z-H will a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier.  Since the commencement of this agreement, the Company has purchased the following amounts of product from Z-H: approximately $737,000 during fiscal 2008, approximately $1,234,000 during fiscal 2009 and during fiscal 2010, approximately $1,447,000 through the nine months ended September 30, 2010.  As of September 30, 2010, there was approximately $579,000 due to Z-H.  Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

New Employment Agreements

As of August 16, 2010, the Company entered into employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Except for base salary and titles, the employment agreements are identical in all material respects and are summarized below. The employment agreements are effective as of August 12, 2010. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Salaman and McDonald.  Pursuant to their employment agreements, the Company agreed to employ and appoint Mr. Salaman in the capacity as the Chief Executive Officer and President of the Company and to employ Mr. McDonald as the Chief Financial Officer of the Company. The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000.  However, the base salary shall increase annually by an amount determined by the Board or the Compensation Committee based on benchmarks set by the Board or Compensation Committee.  In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined in the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. The employment agreements also provide that in the event the Company proposes to issue new shares of Common Stock (or equity securities convertible into or exercisable or exchange for, shares of Common Stock) in a transaction for the principal purpose of raising capital, then each Executive will be provided the opportunity to purchase such number of newly-issued equity securities to permit them to maintain their then-current percentage interest, at the same time, and under the same terms and conditions, as such shares are offered for purchase by other persons.

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

The foregoing description of the Company’s employment agreements with Messrs. Salaman and McDonald are qualified in their entirety by reference to the full text of such agreements, which were filed as Exhibits 10.6 and 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to equity transactions.  With respect to the identified material weakness pertaining to the Company’s closing procedures to allow it to estimate its allowance for doubtful accounts and accrued expenses, the Company has evaluated its policies and procedures and matrices to improve monitoring of potentially doubtful accounts. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company has engaged an external consultant to assist the Company in undertaking its assessment in a timely manner.

During the quarter ended September 30, 2010, the Company's management continued to implement the steps outlined above. No other changes to internal controls over financial reporting have come to management’s attention during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

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

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below, we did not issue any securities that were not registered under the Securities Act of 1933, as amended during the fiscal quarter ended September 30, 2010 other than those disclosed elsewhere in the Quarterly Report on Form 10-Q and in previous SEC filings.

During the quarter ended September 30 2010, the Company issued 400,000 restricted shares of common stock to a consultant for services rendered.  There were 100,000 shares issued in each of July and August 2010 and an additional 200,000 shares issued September 2010. Subsequent to the quarter ended September 30, 2010, the Company issued an aggregate of 1,100,000 shares to a consultant for services rendered.

In August 2010, the Company issued 250,000 shares of common stock to Mr. William R. Sasso, who was a member of the Company’s Board of Directors at the time of such grant, in consideration of his service on the board.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, in October 2010, the Company issued 1,250,000 shares to the designee of Plaid Paisley LLC.

On September 13, 2010, the Company’s Board of Directors approved the grant of an aggregate of 7,435,000 shares of common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,858,750 shares were vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted 2,000,000 restricted shares. No stock was issued at September 30, 2010.

In September 2010, the Company granted 100,000 shares of common stock, worth approximately $6,000, to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement.

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

During the quarter ended September 30, 2010, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

10.1	Employment Agreement with Michael Salaman ††	10-Q	11/15/10	10.6

10.2	Employment Agreement with Donald J. McDonald ††	10-Q	11/15/10	10.7

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

††	Compensation plans and arrangements for executives and others.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

November 15, 2010	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer