Form 10-K
period 2010-12-31
Skinny Nutritional Corp.
filed 2011-04-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K    (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010): $20,171,284

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On April 5, 2011 there were 390,958,877 shares outstanding of common stock of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE

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
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Business Development

Skinny Nutritional Corp. (“Skinny” and the “Company”) develops, markets, distributes and licenses zero calorie, zero sugar, zero carbohydrates and zero sodium enhanced beverages under the “Skinny Water” brand.  Skinny’s proprietary formula uses 100% natural flavors with no artificial colors or preservatives to produce a unique beverage. The Company currently owns numerous Skinny trademarks that are in the following categories: Beverages, Snacks & Meals and Advertising Slogans using the term “Skinny” focused in the area of healthier beverages and foods. We have developed and are marketing a line of enhanced waters, all branded with the name “Skinny Water” that are marketed and distributed to primarily health conscious consumers. Our business strategy is to develop a variety of conventional beverages and foods utilizing our Skinny trademarks. These trademarks include Skinny Water ®, Skinny Tea ®, Skinny Shakes ®, Skinny Java ®, Skinny Shots, Skinny Smoothies, Skinny Bar, Skinny Snacks and other Skinny related products. In 2004 we began implementing our business plan of marketing and distributing Skinny Water.  As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to appeal to weight conscious consumers.

Corporate History

We were originally incorporated on June 20, 1984, in the State of Utah as Parvin Energy, Inc.  Following a name change to Sahara Gold Corporation, in July 1985 we changed our corporate domicile to the State of Nevada and in January 1994 changed our name to Inland Pacific Resources, Inc.  Subsequently, in December 2001, we consummated a corporate reorganization with Creative Enterprises, Inc., a Delaware corporation, and changed our name to Creative Enterprises International, Inc.  All of the shares of common stock of the Delaware corporation issued and outstanding on that date were exchanged for shares of common stock issued by the Nevada corporation, which changed its name after the reorganization to Creative Enterprises International, Inc.  In 2004, management negotiated a license agreements with Peace Mountain Natural Beverage Corporation (as described below) in order to provide us with the rights to various Skinny trademarks necessary to engage in our present business line. Effective in December 2006, we changed our name to “Skinny Nutritional Corp.” to more accurately describe our evolving operations. This discussion relates solely to the operations of Skinny Nutritional Corp.

Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of beverages. Starting in our 2006 fiscal year, we have been able to devote our resources to product development, marketing and sales activities regarding our line of Skinny beverages, including the procurement of a number of purchase orders from distributors and retailers.

Our principal executive offices are located at 3 Bala Plaza East, Suite 101, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Overview

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing nutritionally enhanced beverages. Enhanced beverages have been a leading growth segment within the beverage industry in the United States. The Company principally operates through marketing and distributing the “Skinny Water®” line of enhanced beverages.

Our Skinny Water product, which we originally introduced in 2005, was reformulated in 2008 and now includes eight flavors, consisting of Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active).   Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants and contains no calories, sugar or sodium  and has no preservatives or artificial colors. Skinny Water’s Raspberry Pomegranate flavor features the  clinically tested ingredient, (“Super CitriMax”) plus a combination of calcium and potassium.

Our current business strategy is to continue to expand our distribution of our line of   Skinny Waters ®. Skinny Water is currently distributed by 47 distributors across the country, as well as Ireland and Bermuda.  In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”-branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses. We do not expect the licensee to introduce product in the licensed territory until 2012.

Based on account authorizations with retailers, our management believes that Skinny Water is available at retailers with over approximately 7,100 retail outlets.  Retailers currently selling Skinny Water include a national distribution relationship with Target Corporation, as well as Acme Markets, Stop & Shop, Giant of Carlise, Wegmans, Harris Teeter, ShopRite, Fry’s, Walgreens, select 7-Elevens and CVS.   The Company distributes its beverages through direct-store-delivery (DSD) beverage distributors, such as Canada Dry Bottling Company of  New York, Canada Dry Delaware Valley, Canada Dry Potomac, Polar Beverage, 7 Up Reno, 7 Up Modesto, Hensley Corp and many others throughout the US.  We will continue to focus on establishing and expanding the market for the Skinny beverages in the United States and internationally, and generate sales and brand awareness through samplings, in-store advertisements, point of sale materials, retail promotions, event marketing, national print ads, internet marketing celebrity endorsements and public relations.

General Business Developments

Financing Activities

In our fiscal year ended December 31, 2010, we raised a total of $2,635,750, less $289,862 in offering costs, in two private offerings of our securities.  In May 2010, the Company conducted a private offering pursuant to which it offered an aggregate amount of $2,000,000 of shares of common stock, par value $0.001 per share of the Company and warrants to purchase shares of common stock (“May Offering”).  On May 24, 2010, the Company terminated further selling efforts in connection with the May Offering. In the May Offering, the Company sold an aggregate amount of $1,600,000 of securities and issued to the investors an aggregate of 26,666,667 shares of common stock and 26,666,667 warrants.  The purchase price per share of common stock and warrant is $0.06. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date.  The warrants also provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share. The total net proceeds derived from the May Offering, after payment of offering expenses and commissions, was approximately $1,407,000.

In addition, the Company agreed to pay commissions to registered broker-dealers that procured investors in the May Offering of 10% of the proceeds received from such purchasers and to issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares of common stock sold in the May Offering to investors procured by them. Such warrants shall be exercisable at a per share price of $0.10 and otherwise be on the same terms and conditions as the Warrants. The Company engaged Philadelphia Brokerage Corporation (“PBC”) as the placement agent for the May Offering. Total offering costs were $193,187, which included $160,000 in commissions paid to PBC, and approximately $33,000 for legal and transfer agent fees. The Company issued to PBC, or its designees, a total of 2,666,666 warrants.

Subsequently, in October 2010, the Company commenced a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder the (“October Offering”) pursuant to which it offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750 for a total of 34,525,000 shares of common stock of the Company. As of December 31, 2010, 19,766,667 shares of common stock had been issued for total proceeds of $545,287, net of offering costs of $47,713.  Following December 22, 2010, there were no further sales pursuant to the October Offering. The remaining shares were issued, subsequent to the 2010 fiscal year end, for $442,750 in proceeds that was received prior to December 31, 2010. One of the investors in the private placement was the spouse of Mr. Francis W. Kelly, a member of our Board of Directors. This investor purchased 1,000,000 shares of common stock, in the October Offering for a total purchase price of $30,000, upon the same terms as the other investors. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock earned under this arrangement were $65,675 and 1,194,583 shares, respectively.

Subsequently, as of February 11, 2011, the Company entered into Stock Purchase Agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate gross proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.  Also, in February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi (the “Investor”). Pursuant to the purchase agreement, the Investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement.

The Company used the proceeds from all capital raises for working capital, repayment of  debt and general corporate purposes.

Pursuant to the consulting agreement, the Company engaged the Investor to perform consulting services related to the Company’s marketing, distribution and general business functions (the “Services”). The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the Services to be provided under the consulting agreement, the Company shall pay to the Investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock (the “Consulting Shares”) as follows: (i) 2,500,000 Consulting Shares were issued upon the date of execution of the Consulting Agreement, and (B) 681,818 Consulting Shares shall be issued each month thereafter, unless the Consulting Agreement is sooner terminated. In addition, the Investor may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock to the Investor; however, the maximum number of additional shares of common stock to which the Investor would be entitled for performing Additional Services is 20,000,000 shares. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. The Company shall have the discretion to approve in advance whether the Investor provides any Additional Services. The Consulting Agreement may be immediately terminated by the Company at any time upon written notice of such termination to Consultant, provided, however, that in the event the Consulting Agreement is terminated prior to the issuance of at least 5,000,000 Consulting Shares, the Company shall issue the Consultant such number of shares of common stock such that the Investor shall have been issued at least 5,000,000 Consulting Shares prior to termination.

Acquisition of Trademarks

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a dietary supplement called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Shot™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. We are currently in arrears with our obligation to Peace Mountain. Under the Agreement, Peace Mountain may choose to exercise their legal rights against the Company’s assets, including the trademark. We are in discussions to extend our time to make the remaining payments of approximately $169,000 due to them.  In connection with the acquisition of these assets, we and Peace Mountain agreed to the dismissal with prejudice of the pending arbitration proceeding and to a mutual release of claims. The parties entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share.

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

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be “skinny”.  According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe our products are well positioned to attract both types of dieters.  Further in 2009 and 2010, there has been proposed legislation introduced to implement a tax on sugar based beverages. New York City and Philadelphia have been leading this movement. Additionally, local and state governments have adopted policies to have food and beverage companies to make calorie contents move visible on menus and labels.  Because of these consumer trends and political movements, the Company believes its zero calorie, zero sugar and zero sodium positioning for its line of Skinny Waters is very viable.

The conventional beverage market includes a wide variety of beverages. This category includes: some vitamin and herbal enhanced flavored waters, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. These industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. We investigate means of reducing our product cost, with no impact on product integrity, to enable us to reduce the impact of these expenses on our revenues.

Conventional beverages are marketed through various channels, including health food stores and mass-market (which may include retail and grocery store chains). As a product, Skinny Water competes with conventional beverages as well as dietary supplements.

Our Products

The Company operates its business in the rapidly evolving beverage industry and is currently focused on developing, distributing and marketing nutritionally enhanced beverages.  Enhanced beverages have been leading the growth of beverage consumption in the United States.  Our line of products currently consists of eight flavors of Skinny Water, including four flavors under our “Sport” line, which we introduced during the second quarter of fiscal 2010. The Company intends to market additional “Skinny” beverages in the future.

Skinny Water ®

The Skinny Water® product line presently consists of the following eight flavors: Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active). Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants. These formulations were launched in 2008. Each product is a naturally-flavored, nutritionally enhanced beverage with zero calories, zero sugar and zero sodium. These products contain no artificial flavors or colors and are also preservative free.  We originally formulated Skinny Water as water containing a proprietary, natural appetite suppressant, with a natural water appearance. Rather than focus on appetite suppression, our current products are designed as a calorie-free alternative to other currently available enhanced beverages. Each flavor is fortified with a different vitamin and antioxidant package and every beverage contains calcium and potassium.

Our Raspberry Pomegranate Skinny Water product includes the dietary ingredient, “Super CitriMax,” which is available for use in beverages and foods in the U.S. and a number of other countries. This product also includes ChromeMate (R) which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate. We obtain supplies of Super Citrimax and ChromeMate from Interhealth Nutraceuticals on a non-exclusive basis and are authorized to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax ®.

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

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. We use a combination of sampling, in store point of sale materials, retail promotions, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that in-store merchandising is a key element to providing maximum exposure and sales to its brand.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility and during fiscal 2010 we entered into a sponsorship agreement for the Brad Paisley H20 Tour which lasted until February 2011 in numerous markets across the United States.  In addition, in June 2010, we were a sponsor of the LPGA ShopRite Classic golf tournament.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, upstate New York, Baltimore, Washington, D.C., Phoenix, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements.   We incurred significant expense in fiscal 2010 related to our marketing efforts and we expect to incur significant marketing and advertising expenditures during fiscal 2011 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 7,100 chain stores and in numerous independent stores around the country. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 47 DSDs across the United States. Currently we have been authorized to sell Skinny products in ACME Markets, Giant of Carlisle, Stop & Shop, Harris Teeter, Wegmans, ShopRite stores and select Walgreens and CVS stores and a limited number of Costco stores.  We are also seeking to expand our customer base by increasing our marketing efforts to various institutional customers such as school districts and hospitals.

In December 2009, the Company announced its intention to reposition its line of Skinny Waters as a conventional beverage rather than a dietary supplement. The change was made after a consideration of market analysis and in response to a recent draft guidance and related correspondence from the U.S. Food and Drug Administration (FDA). This decision is also consistent with changes to the packaging and labeling of the Company’s product line implemented in 2010. Skinny Water continues to have zero calories, zero sugar, zero sodium and zero preservatives and the Company believes it has not experienced any material adverse effects in transitioning its Skinny Water product line as conventional beverages. By taking these steps, the Company expects to more directly compete with other conventional beverage companies, while contemporaneously addressing FDA’s correspondence.  The Company began implementation of this change during the second fiscal quarter of 2010.

Distribution Strategy

The Company’s distribution strategy is to establish a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include non-alcoholic distributors, beer wholesalers and energy beverage distributors. To date, we have relationships with approximately 47 DSDs across the United States.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates any slotting fees that are required for product placement and is typically obligated for such fees.

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

As previously disclosed, on July 16, 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York under which the distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area. The Company also granted the distributor a right of first refusal to serve as the Company’s exclusive distributor in the territory for new or additional beverages that it wishes to introduce in the territory. Distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under the distribution agreement, the Company agreed to pay a specified amount to the distributor for any sales of products made by the Company in the territory to customers that do not purchase products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the distribution agreement. The distribution agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the distributor, subject to notice and cure provisions. The distributor may terminate the distribution agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the distribution agreement at the end of the initial term or any renewal term and distributor is not otherwise in breach of the agreement with the time to cure such breach having expired, the Company shall pay distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the distribution agreement. The agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non- renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification. Subsequently, we expanded our distribution arrangements with Canada Dry-affiliated distributors and now have agreements with four Canada Dry affiliated distributors that service the mid-Atlantic region and the New York City metropolitan area.

In addition, we expanded our distribution network in a number of regions across the United States. In 2009, we augmented our West Coast distribution network by entering into distribution agreements with regional distributors covering portions of southern California and Arizona. In May 2010, we entered into a distribution agreement with Polar Beverages under which we appointed them as our exclusive distributor of Skinny Water and other products in New England and parts of New York. In addition, we have also commenced a distribution pilot program with the Dr Pepper Snapple Group for two select markets in the Midwest.

Subsequently, in September and October of 2010 we expanded our distribution network by entering into agreements with Columbia Distributing and Fremont/Admiral Beverage Corp. respectively.  Columbia Distributing services the states of Oregon and Washington, and Fremont/Admiral Beverage Corp services the states of Alaska, Utah, Wyoming, New Mexico, and parts of Colorado and Texas.

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. In addition, we often agree to pay specified amounts to our distributors as an "invasion fee" if the integrity of their contractually-defined territory is breached. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributors a termination penalty in the event we exercise a right to terminate for convenience, or if we elect not to renew the agreement and the distributor is not in breach of its obligations. Typically this fee is based on a multiple of gross profit per case, as calculated under the terms of the relevant agreement.

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

Sources and Availability of Raw Materials; Manufacturing

The Company’s proprietary formulas are purchased from Wild Flavors, based on our specifications, which consist of the “flavor system” and the various electrolytes, vitamins and antioxidant packages that make up our formulas and taste profiles.

We purchase supplies of Super CitriMax and ChromeMate from Interhealth for certain of our Skinny Water products on a non-exclusive basis. Skinny Water requires bottles, labels, caps, water, and other flavors and Nutraceuticals ingredients from reliable outside suppliers, including Super CitriMax and ChromeMate. We fulfill these requirements through purchases from various sources, including purchases from Interhealth. Other than Super CitriMax and ChromeMate, we believe there are adequate suppliers of the aforementioned products at the present time, but cannot predict future availability or prices of such products and materials. The price and supply of materials will be determined by, among other factors, demand, government regulations and legislation and may fluctuate.

Bottle Supply Agreement

In February 2008, we entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. Following the expiration of the term of this agreement, Z-H has a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier. Under this agreement, the Company is required to purchase all of its bottle requirements from Z-H; however, the agreement does not mandate any quantity of purchase commitments.  Accordingly, the Company is dependent upon this counterparty for the satisfaction of its bottle needs. The Company has purchased approximately $1,489,000 and $1,234,000 during the years ended December 31, 2010 and 2009, respectively.  One of our Board members, Michael Zuckerman, is a principal of Z-H.

Contract Packing Arrangements

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers (also sometimes referred to herein as co-packers). Our bottle products are hot filled, we purchase certain raw materials such as concentrates, flavors, supplements, bottles, labels, trays, caps and other ingredients. These raw materials are delivered to our third party co-packer. We currently use one independent contract packer to prepare, bottle and package our bottle products. Once the product is manufactured, we purchase and store the finished product at that location or in nearby third party warehouses.

Our co-packer assembles our products and charges us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packer in accordance with our specifications. Skinny Water is currently being bottled at 2 locations by Cliffstar Corporation in Dunkirk, NY and in Fontana, CA. This bi-coastal arrangement was set up to shorten shipping times to our distributors. We intend to source additional bottlers in different areas of the country to attain the most efficient delivery to our distributors.  We currently bottle our product in 12 and 24 bottle cases, in single flavor and variety packs. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packer. Our co-packer may terminate the arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers.

We will review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. We experienced increases in co-packing fees in 2009 and 2010 primarily related to a change from cold-fill packing to hot-fill packing, which is a more costly manufacturing process. While we expect increases in our costs of raw materials to continue in 2011, we believe we may see some stabilization or decreases in our co-packing fees as a result of expected volume increases.

Generally, we obtain the ingredients used in our products from domestic suppliers and each ingredient (other than Super CitriMax or ChromeMate) has several reliable suppliers.  Other ingredients, such as our vitamin packages, antioxidant packages and flavorings come from third party suppliers.  Although, these supply arrangements are subject to interruption based on, for example, market conditions, our suppliers have given us assurances that our supply will not be interrupted. We are in the process of negotiating a supply contract with an additional vendor in order to assist us in forecasting and hedging our needs for the future.

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

Competition

The market for conventional beverages is highly competitive. In order to compete effectively, we believe that we must convince independent distributors and retailers that our products have the potential to be a leading brand in the segments in which we compete. Taste, branding, and pricing of the products is an important component of our competitive strategy. We will seek to ensure that the price for our products is competitive with the other products with which we compete.  We compete with other companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of whom also distribute other brands with which our products compete. The principal methods of competition include product quality, trade and consumer promotions, pricing, packaging and the development of new products. We expect our distributors to assist us in generating demand for our products.

We believe that the principal competitive factors in the conventional beverage and weight conscious market are:

•	brand recognition and trustworthiness;
•	functionality of product formulations;
•	distribution;
•	shelf space;
•	sponsorships;
•	product quality and taste;
•	pricing;
•	new flavors and product development initiatives;
•	attractive packaging; and
•	the ability to attract and retain customers through promotion and advertising.

We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Significant competitors for Skinny Water in the conventional beverage category are product lines such as Vitamin Water, Vitamin Water Zero, Fuze, SoBe Life Water and SoBe Life Water Zero.  The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the companies manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

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

Research and Development

We undertake research and development activities in order to monitor developments within the beverage industry and to identify or develop new, marketable products. These activities include reviewing periodicals, scientific research and relevant clinical studies and working with our suppliers. We must review the safety and efficacy of ingredients, production standards, labeling information, label claims and potential patent, trademark, legal or regulatory issues. Research and development expenses in the last two years have not been material. Although we may undertake research studies regarding our products, we do not expect to incur significant increases in research and development expenses in the near term. Throughout we will focus our efforts on Skinny Water, Skinny Water Sport Drinks, Skinny Teas, Skinny Smoothies, Skinny Java and Skinny Shakes.

Proprietary Rights, Brand Names and Trademarks

We have spent significant resources building the Skinny Water brand name. We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. Until July 2009, we licensed the trademarks “Skinny Water,” “Skinny Tea,” “Skinny Juice,” “Skinny Shake,” and “Diet Water” from Peace Mountain. We continue to license the trademark “Super CitriMax Clinical Strength” from Interhealth Nutraceuticals. As discussed above, in July 2009, we completed the purchase from Peace Mountain of certain trademarks and other intellectual property assets relating to the design, development, manufacture, distribution, and sale of Skinny Water and certain other beverage products. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake™” , “Skinny Tea®”, “Skinny Shot™”, “Skinny Smoothie®’’ “Skinny Soda™”, and “Skinny Java™”.  We now own the proprietary rights to our products. We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers. We are currently in arrears with our obligation to Peace Mountain. Under the agreement Peace Mountain may choose to exercise their legal rights against the Company’s assets, including the trademark. We are in discussions to extend our time to make the remaining payments of approximately $169,000 due them.

Government Regulation

Our Company is required to comply, and it is our policy to comply with applicable laws and regulations where we do business.  The production, distribution and sale of our products are subject to the Federal Food, Drug, and Cosmetic Act; the Food Safety and Modernization Act, the Federal Trade Commission Act (FTCA); the Lanham Act; state consumer protection laws; federal, state and local laws; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Historically, our Company intended that Skinny Water would be regulated as a dietary supplement by the Food and Drug Administration (FDA).  In September 2005, our Company received correspondence from FDA that in the agency’s opinion, the use of the term “water” in the name of our “Skinny Water” product appeared to cause our product to be a bottled water, a standardized, conventional food, not a dietary supplement. This correspondence from FDA was a “Courtesy Letter”, a term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. In 2005, our Company disagreed with the position taken by FDA that Skinny Water is “bottled water,” a conventional food and we submitted a written response to FDA stating our position. The FDA issued a response to our Company in an “Untitled Letter” in November of 2009 informing us that our product, in their view, is a conventional beverage and not a dietary supplement.  The Untitled Letter while stating the views of the agency, did not require any action of our Company. However, despite this, our Company decided that the classification of conventional beverage more accurately reflects Skinny Water’s market potential, would be more in line with our competitors, most of which are classified as conventional beverages, and may facilitate the appeal of our product to a broader market.  In December of 2009,  our Company publically announced the repositioning of our product from a dietary supplement to a conventional beverage and began the process of implementing this decision.  The market transition of our product to a conventional beverage occurred over the course of 2010 as our Company sold through existing product inventory.

The FDA has broad authority to enforce the provisions of the Federal Food, Drug, and Cosmetic Act, including powers to issue a public “Warning Letter” to a company, to publicize information about illegal products, to request a voluntary recall, and to request the Department of Justice to initiate civil seizure and/or injunction actions, and civil and criminal penalty proceedings in the United States Federal courts. The Federal Trade Commission (FTC) exercises jurisdiction over the advertising of foods and has the authority over both “deceptive” and “unfair” advertising and other marketing practices. The FTC’s remedies also include injunctive relieve, consumer redress, and civil and criminal penalties. Any type of investigation or enforcement action either by the FDA, FTC or any other federal, state or local agency would likely have a material adverse effect on our financial position and results of operations.

Other Regulatory Considerations

We may be subject in the future to additional laws or regulations administered by federal, state, local regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, or more stringent interpretations of current laws or regulations. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of product that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling. Any or all of such requirements could negatively impact sales of our products or increase our cost, resulting in a material adverse impact on our operations, financial position and results of operations.

Environmental Protection

We are operating within existing federal, state and local environmental laws and regulations and are taking action aimed at assuring compliance therewith. Compliance with such laws and regulations is not expected to materially affect our capital expenditures, earnings or competitive position.

Seasonality

Typically in the enhanced water industry, revenue is strongest in the 2nd and 3rd quarters of the year. Although our business experiences fluctuations in sales due to seasonality, we have distributors in more temperate climates, such as California and Arizona, in an effort to mitigate some of the seasonality in our revenues. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Number of Employees

As of December 31, 2010, we had a total of 21 full time employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

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

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2010, we had revenues of $6,927,108 as compared to revenues of $4,146,066 for the year ended December 31, 2009. There can be no assurance that we will be able to continue to generate revenues or that we will be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we have insufficient working capital to maintain operations.

As of December 31, 2010, we had an accumulated deficit of $37,827,090, of which $22,890,790 is directly related to the development of Skinny Nutritional products. For the years ended December 31, 2010 and December 31, 2009, we incurred net losses of $6,914,269, inclusive of non-cash expense of $2,379,425 and $7,305,831, inclusive of non-cash related expense of $3,184,097, respectively.  If we are not able to begin to earn an operating profit at some point in the future, we have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a “going concern” opinion in their report.

At December 31, 2010, the Company had no cash on hand.  The Company utilizes its line of credit to limit its cash on hand and manage its borrowing through cash collections at its factor, United Capital Funding. In addition the Company has raised $1,576,500, less offering costs of $21,900, during 2011 to minimize its outstanding loan needs and increase working capital for inventory and marketing. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2010 fiscal year, we raised an aggregate amount of $2,635,750, less $289,862 of offering costs, from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that as of the date of this report the cash anticipated from operations will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a minimal period, without raising additional capital from the sale of our securities. This will depend, however, on our ability to execute on our 2011 operating plan and to manage our costs in light of developing economic conditions and the performance of our business.

Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2010, citing recurring losses from operations. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

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

On November 23, 2007, we entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement initially provided for an initial funding limit of $300,000.  Currently, this arrangement has been extended through February 2012, and the borrowing limit has been increased to extend our line to 85% of the face of the eligible receivables subject to a maximum of $2,000,000.  As of December 31, 2010, we had an amount outstanding under this arrangement of $811,753 and as of April 12, 2011, we have a balance of $783,908 outstanding under this arrangement. Under this arrangement, all accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 80% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. In addition, upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chief Financial Officer and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide UCF with the required written notice.  We are currently negotiating with the lender for more favorable terms.  In case of an uncured default, the following actions may be taken against us:

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies which regulate our products. Our products are subject to regulation by, among other regulatory entities, the FDA and the FTC. Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the FTC which regulates these activities under the FTCA.

The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

Historically, our Company intended that Skinny Water would be regulated as a dietary supplement by the FDA.  In September 2005, our Company received correspondence from FDA that in the agency’s opinion, the use of the term “water” in the name of our “Skinny Water” product appeared to cause our product to be a bottled water, a standardized, conventional food, not a dietary supplement. This correspondence from FDA was a “Courtesy Letter”, a term commonly used to describe the written letter sent by FDA in response to a 30 Day Letter - it is not a Warning Letter. In 2005, our Company disagreed with the position taken by FDA that Skinny Water is “bottled water,” a conventional food and we submitted a written response to FDA stating our position. The FDA issued a response to our Company in an “Untitled Letter” in November of 2009 informing us that our product, in their view, is a conventional beverage and not a dietary supplement.  The Untitled Letter while stating the views of the agency, did not require any action of our Company. However, despite this, our Company decided that the classification of conventional beverage more accurately reflects Skinny Water’s market potential, would be more in line with our competitors, most of which are classified as conventional beverages, and may facilitate the appeal of our product to a broader market.  In December of 2009,  our Company publically announced the repositioning of our product from a dietary supplement to a conventional beverage and began the process of implementing this decision.  The market transition of our product to a conventional beverage occurred over the course of 2010 as our Company sold through existing product inventory.

The FDA has broad authority to enforce the provisions of the Federal Food, Drug, and Cosmetic Act, including powers to issue a public “Warning Letter” to a company, to publicize information about illegal products, to request a voluntary recall, and to request the Department of Justice to initiate civil seizure and/or injunction actions, and civil and criminal penalty proceedings in the United States Federal courts. The FTC exercises jurisdiction over the advertising of foods and has the authority over both “deceptive” and “unfair” advertising and other marketing practices. The FTC’s remedies also include injunctive relieve, consumer redress, and civil and criminal penalties. Any type of investigation or enforcement action either by the FDA, FTC or any other federal, state or local agency would likely have a material adverse effect on our financial position and results of operations.

We may be subject in the future to additional laws or regulations administered by federal, state, local regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, or more stringent interpretations of current laws or regulations. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of product that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling. Any or all of such requirements could negatively impact sales of our products or increase our cost, resulting in a material adverse impact on our operations, financial position and results of operations.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management as well as upon our ability to attract, motivate and retain highly qualified employees with management, marketing, sales, creative and other skills. Other than our Chief Executive Officer and Chief Financial Officer,  all of our employees are at-will and we cannot assure you that we will be able to retain them. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. Further, our business, operating results and financial condition could also be materially and adversely affected if we fail to attract additional highly qualified employees. In our industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot assure you that we will be successful in attracting and retaining skilled personnel.

Significant competition in our industry could adversely affect our business.

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for conventional beverages is also highly competitive and our competitors in the conventional beverage segment include well known brands such as Glaceau Vitamin Water ® and SoBe Life Water ®. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

During the latter part of fiscal 2009 and fiscal 2010, we have established a distribution network in the New York City metropolitan area and mid-Atlantic region through independent distribution agreements with distributors affiliated with Canada Dry. In entering into these agreements, we granted distributors exclusivity within the contractually-defined territory and a right of first refusal to distribute additional beverages we wish to introduce in the territory. Further, under these agreements, we may be required to pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. However, these agreements do not require any minimum performance requirements on the part of the distributors. Accordingly, we will be substantially reliant on the performance by these distributors in order to successfully and profitably sell our products in these territories. To the extent that we must enter into distribution agreements on comparable terms in other markets, our ability to be successful will be dependent on the performance of such distributors.

During 2010 we have been able to expand our distribution network to cover, to a certain extent, all major metropolitan regions of the United States through relationships with independent beverage distributors, such as Polar Beverages in New England, as well as a limited number of distributors affiliated with larger beverage companies, such as The Dr. Pepper Snapple Group. These agreements are on terms substantially similar with the agreements described above, including potential payments for invasion fees and slotting fees as well as early termination fees should we seek to terminate the agreement prior to its expiration or elect not to renew it. As with our agreements with Canada Dry-affiliated distributors, these other agreements do not require any minimum performance requirements by the distributors and we will be reliant upon their performance.

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

A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition and results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers. In addition, if we become more dependent on national retail chains, these retailers may assert pressure on us to reduce our pricing to them or seek significant product discounts. In general, our margins are lower on our sales to these customers because of these pressures. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin. Finally, our “direct to retail” distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our “direct to retail” accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We will rely heavily on independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Although we had established relationships with distributors in a number of markets across the United States for our products, and have established a distribution network with Canada Dry-affiliated distributors as well as other regionally-significant distributors, none of our distribution agreements include significant minimum purchase commitments. Further, these agreements typically may be terminated by the distributor at any time, and may require our payment of a termination fee. Therefore, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

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

We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

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

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. As a consequence, we depend on third parties to produce our beverage products and deliver them to distributors. Our ability to attract and maintain effective relationships with these parties for the production and delivery of our products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for bottlers’ business is intense and this could make it more difficult for us to obtain new or replacement bottlers, or to locate back-up bottlers, in our various distribution areas, and could also affect the economic terms of our agreements with them. Our bottler may terminate arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract bottlers or establish satisfactory relationships with new or replacement parties. The failure to establish and maintain effective relationships with bottlers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, a disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could adversely affect our revenues.

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

 We are dependent on our supply agreement with Zuckerman-Honickman for our supply of bottles. This dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. Following the expiration of the term of this agreement, Z-H has a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier. Under this agreement, the Company is required to purchase all of its bottle requirements from Z-H; however, the agreement does not mandate any quantity of purchase commitments.  Due to the terms of the agreement, the Company is dependent upon this counterparty for the satisfaction of its bottle needs. This dependence exposes the Company to the risk that they are not able to timely fulfill our requirements or that in the event of a dispute between the parties, they are unwilling to satisfy such requirements. Further, during the term of this agreement, with the exception of fixed volume rebates, the Company will not be able to reduce its costs of sales related to bottles unless it would be able to negotiate an alternative arrangement with Z-H. As the Company is contractually obligated to purchase bottles from Z-H, its leverage to negotiate alternative terms is limited. The Company has purchased approximately $1,489,000 and $1,234,000 during the years ended December 31, 2010 and 2009, respectively.   One of our Board Members, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

We are in arrears with respect to our payment obligation to Peace Mountain.

In July 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440.  Under the purchase agreement, the remainder of the purchase price is payable in four quarterly installments beginning May 1, 2010.  We are currently in arrears with respect to satisfying this payment obligation and are currently in negotiations with Peace Mountain to restructure this payment obligation.  The amount by which the Company is in arrears is approximately $170,000, plus accrued interest. If we are unable to reach an agreement with Peace Mountain with respect to our ability to fulfill our payment obligation, they may commence an action against our company in an effort to enforce the contractual payment obligation and otherwise may seek to assert claims against our assets, including our trademarks.  While we are diligently pursuing a mutually agreeable resolution of this matter, no assurances can be given as to whether we will ultimately be successful in resolving this matter.

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

Our business and financial results depend on the continuous supply and availability of raw materials and rising fuel and freight costs may have an adverse impact on our sales and earnings.

The principal raw materials we use include bottles, labels, flavorings, and fortification ingredients which include vitamins and minerals. The costs of our ingredients are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected. Due to the increasing costs of energy and fuel, we anticipate the prices of our raw materials will increase. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges based on certain of their own cost increases. The prices of any of the above or any other raw materials or ingredients may continue to rise in the future and we may not be able to pass any such increases on to our customers.  Further, the recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly fuel surcharges charged by our freight carriers, have been increasing and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase, as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

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

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures and our advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Adverse publicity surrounding obesity concerns, water usage and other concerns could negatively affect our overall reputation and our products’ acceptance by consumers.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks to be of considerable value and importance to our business and our success. We rely on a combination of trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of our trademarks in the U.S., Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.  As part of our new licensing strategy of our brands, we have entered into and expect to enter into additional licensing agreements under which we grant our licensing partners certain rights to use our trademarks. Although our agreements require that the licensing partner’s use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.

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

The conventional beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of who also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are placing severe pressure on independent distributors not to carry competitive conventional beverage brands such as ours. We also compete with national beverage producers.

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

We could be exposed to product liability claims for personal injury.

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

The beverage industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets as a result of the global economic crisis have adversely impacted the U.S. market. This has reduced consumer confidence in the economy and could negatively affect consumers’ willingness to purchase our products as they reduce their discretionary spending. Moreover, current economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. We also may be unable to access credit markets on favorable terms or at all. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. If the current economic conditions persist or deteriorate, sales of our products could be adversely affected, the credit status of our customers could be impacted, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

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

As of December 31, 2010, of the 354,176,544 issued and outstanding shares of our common stock, approximately 146,235,620 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. In general, under Rule 144 under the Securities Act, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person (or persons whose shares are aggregated) who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock. Further, we may issue additional shares of common stock upon the satisfaction of performance targets.

As of December 31, 2010, there were outstanding and immediately exercisable options to purchase 22,797,917 shares of common stock and other warrants to purchase 53,015,830 shares of common stock. The shares underlying warrants (including the warrants that are granted upon conversion of the debentures) represent approximately 14% of our common stock, and the shares underlying our currently outstanding options represent approximately 6% of our common stock. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying common stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

In addition, we have entered into agreements with consultants and other third parties which may result in the Company issuing additional shares upon the achievement of performance requirements. For example, in our consulting agreement with our former Chief Executive Officer, we agreed that an aggregate of 1,250,000 shares of common stock would be issued to him upon the occurrence of milestones prior to June 30, 2011; as of December 31, 2010, there were 750,000 shares that remained subject to such vesting criteria. Similarly, in our recent consulting agreement with Jon Bakhshi we agreed that he may earn upon to a maximum of 20,000,000 shares upon the successful completion of strategic initiatives identified in the agreement. In addition to the issuance of the foregoing shares, currently, the Company may issue an aggregate of 11,434,583 shares to consultants and other third parties upon the achievement of performance goals. In addition, we estimate that we may issue a maximum of 50,000 additional shares of common stock to a beverage distributor pursuant to an incentive agreement.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, there are 1,920 shares of preferred stock issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 2: Property

On January 9, 2009, we entered into a two year sublease with Hallinan Capital Corp. for approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004. The premises serve as the Company’s corporate headquarters. The sublease agreement was amended on December 23, 2010 to extend the expiration date through June 2012, provided that either party may give six months notice of its intention to terminate the lease to the other party. In the event that neither party provides such notice to terminate the sublease, the sublease will continue on a month to month basis, with either party having the right to terminate at any time upon the provision of six months written notice. The sublease will, however, terminate without regard to such notice provisions upon the expiration or termination of the lease under which the premises have been sublet to the Company. As amended, the sublease calls for monthly payments of $5,522 through June 2012.

Item 3: Legal Proceedings

Except as reported below, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company. The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al. The amount in controversy is $115,900. On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania. The Company has filed to have the judgment moved to New Jersey.

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only. The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark. Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally. Management does not believe that this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business. The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4: (Removed and Reserved).

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Following the Company’s name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. The table set forth below shows the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had approximately 595 shareholders of our common stock as of December 31, 2010, and as of such date there were 354,176,544 common shares issued and outstanding.

	High Bid	Low Bid

Fiscal 2010

March 31, 2010	$0.10	$0.10
June 30, 2010	$0.07	$0.06
September 30, 2010	$0.05	$0.05
December 31, 2010	$0.04	$0.03

Fiscal 2009

March 31, 2009	$0.12	$0.11
June 30, 2009	$0.10	$0.10
September 30, 2009	$0.11	$0.10
December 31, 2009	$0.08	$0.07

Dividends and Dividend Policy

There are no restrictions imposed on us that limit our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2010, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer agent for our common stock is Interwest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	27,062,500	$0.19	17,937,500
Equity Compensation Plans Not Approved by Stockholders (1)	26,349,163	$0.10	N/A
Total	53,411,663

(1)	Consists of warrants issued to third parties for services rendered.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2010 or during the current fiscal year, other than those disclosed in previous SEC filings and as described below.

In June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it will receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees. As of December 31, 2010, 100,000 shares were issued under this agreement. During the twelve months ended December 31, 2010, the Company incurred approximately $5,000 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

In June 2010, we entered into a consulting agreement with our former Chief Executive Officer whereby we agreed to grant 750,000 shares of restricted Common Stock to the consultant upon signing. We agreed to grant up to an additional 1,250,000 shares of restricted common stock to the consultant which shares may be issued upon the occurrence of certain milestones. As of December 31, 2010, 1,250,000 shares were issued under this agreement. During the twelve months ended December 31, 2010, the Company incurred approximately $99,250 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

In August 2010, the Company granted 100,000 shares of common stock to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement.

In October 2010, the Company issued 1,250,000 as part of the a sponsorship agreement with Brad Paisley H2O concert tour. The Company incurred approximately $104,000 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

During the year ended December 31, 2010, the Company issued an aggregate of 2,315,000 shares of restricted common stock to a consultant. The Company incurred approximately $150,000 of expense relating to this transaction.

During the fiscal quarter ending March 31, 2011, the Company issued an aggregate of 2,500,000 shares of restricted common stock to a consultant.

As of January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approvaed by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

Also, in February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and intends to use such proceeds for working capital and general corporate purposes.

Pursuant to the consulting agreement, the Company engaged the investor to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated. The Company has issued 2,500,000 under this arrangement.

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

Stock Repurchases

During fiscal 2010, we did not repurchase any shares of our common stock.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited financial statements and the notes to our audited financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1A—Risk Factors” and included in other portions of this report.

Overview

Skinny Nutritional Corp. (“Skinny” and the “Company”) develops, markets, distributes and licenses zero calorie, zero sugar, zero carbohydrates and zero sodium enhanced beverages under the “Skinny Water” brand. Skinny’s proprietary formula uses 100% natural flavors with no artificial colors or preservatives to produce a unique beverage. The Company currently owns numerous “Skinny” trademarks that are in the following categories: beverages, snacks & meals and advertising slogans incorporating the term “Skinny” and focused in the area of healthier beverages and foods. We have developed and are marketing a line of enhanced waters, all branded with the name “Skinny Water” that are marketed and distributed primarily to primarily health conscious consumers. Our business strategy is to develop a variety of beverages and foods utilizing our Skinny trademarks. These trademarks include Skinny Water®, Skinny Tea®, Skinny Shakes®, Skinny Java®, Skinny Shots™, Skinny Smoothies™, Skinny Bar™, Skinny Snacks™ and other Skinny related products.

Through the year ended December 31, 2010 and into fiscal 2011, we have operated our business in the rapidly evolving beverage industry, principally through marketing and distributing our “Skinny Water” line of enhanced waters. Our Skinny Water product line currently includes eight flavors, consisting of Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active). We introduced our “Sport” line of waters during the second quarter of fiscal 2010.

As part of our business strategy, we have established and will seek to further develop and maintain regional and national distribution relationships with larger, independent beverage distributors and retailers. We are focused on building a market for Skinny beverages in the United States and generating sales and brand awareness through sampling, retail promotions and advertisements and endorsements and sponsorships. We have also begun to expand our marketing strategy by licensing our trademarks to third parties who will then be responsible for the distribution and sales of “Skinny”-branded products in the defined territory. We presently have one trademark license agreement covering the countries of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a royalty per case sold in consideration of our grant of the licenses. However, we do not expect to derive revenues under this agreement until fiscal 2012.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage, health and nutrition industries. We will sell these products through retailers and distributors on the local, regional and national levels. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with a number of national and regional retailers, including Target, Stop & Shop, Giant, ACME, Harris Tweeter, Shop Rite, and select Walgreens and 7 Eleven for the distribution of Skinny Water. We expect to continue our efforts to distribute Skinny Water through our distributors and retailers. However, our distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, purchase of raw materials, and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sales expense including payroll, point of sale, slotting fees, sponsorship fees and promotional events. We have focused on developing brand awareness through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgment and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 3 to our audited financial statements.

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America and requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our financial statements.

Inventory . We purchase materials for use in our products. The decision to purchase a set quantity of a particular material is influenced by several factors including current and projected cost, future estimated availability, production lead time, existing and projected sales of certain flavors.

We value inventories using the lower of cost or market on a first-in, first-out (FIFO) basis. Since all of our products are produced to meet customer demand, our reserve is focused on raw material items for prior formulas discontinued product. Inventories are discussed further in “Notes to Financial Statements” contained elsewhere in this report.

Revenue Recognition . Revenue related to Skinny Water sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue related to Skinny Water is recognized when the products are delivered, based upon negotiated terms, to the customer.

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Pursuant to a factoring agreement, with recourse against the Company in the event of a loss, United Capital Funding acts as its factor for the majority of its receivables, which are assigned on a pre-approved basis. At December 31, 2010 and December 31, 2009, the factoring charge amounted to 0.3% of the receivables assigned. The cost of factor collections was approximately $196,000 and $57,000 for the years ended December 31, 2010 and 2009, respectively. Factor costs are included in interest expense in the Statements of Operations. The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, and intangibles. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires in February 2012.

Trademarks are carried at cost with an indefinite life. The Company evaluates recoverability of the trademarks whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Stock Based Compensation measures compensation cost to employees from its equity incentive plan by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Equity compensation issued to employees is expensed over the requisite service period (vesting period). The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of the stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, and the expected forfeiture rate. The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed in SAB 107 for “plain vanilla” options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Results of Operations: Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Since the middle of 2006, the company has engaged in significant marketing and sales activities related to the business plan of selling its enhanced “Skinny Water”. For the twelve months ended December 31, 2010, our revenue was $6,927,108, (net of billbacks of $1,129,007 and slotting fees of $349,490) as compared to revenues of $4,146,066, (net of billbacks of $612,822 and slotting fees of $473,022) for the same period last year. This increase in revenues for the twelve months ended December 31, 2010 is due primarily to the increased marketing and sales efforts behind the six reformulated Skinny flavors and the introduction of our Skinny Water Sport line during fiscal 2010, along with the increased volume of product shipments resulting from the development of the Company’s relationship with Target Corp., the overall availability of Skinny Water in national and independent retail stores and new distribution relationships established by the Company during the year, and growth from Direct Store Delivery (“DSD”) to 47 at the end of 2010. Direct sales to retailers were $847,177 as compared to $794,152 for the prior year period. Sales to our “DSD” network increased to $6,079,931 in 2010 compared to $3,351,916 during 2009. Cost of goods sold was $5,138,382 for the year ended December 31, 2010 as compared to $3,515,156 incurred during the same period last year, directly related to the increase in revenues. Gross profit percentage increased 10 points over 2009 due to cost reduction efforts in raw material purchases and co-packing fees.

Marketing, sales and advertising costs were $4,212,062 for the year ended December 31, 2010 as compared to $2,652,063 for the same period last year. These increases are attributable to product development, slotting fees, in store advertising along with additional hiring of sales and marketing employees. A significant amount of marketing expenses was related to establishing the Skinny Water® brand in current markets and opening up new markets and distribution. Additionally, marketing funds were spent throughout 2010 in sponsorship efforts in connection with promoting the Brad Paisley concert tour, and the LPGA Classic.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $4,287,874 for the twelve months ended December 31, 2010 as compared to $5,212,487 over the same period in 2009. A significant portion of the expense is primarily due to non-cash expenses related to grants of stock options in exchange for service of $1,068,195 and $1,131,351 for the years ended December 31, 2010 and 2009, respectively.

Interest expense was $203,029 for the year ended December 31, 2010 as compared to $72,191 for the same period last year, due to the increase in borrowings from United Capital Funding under our factoring arrangement.

The Company’s effective income tax rate for continuing operations differs from the statutory primarily because an income tax benefit was not recorded for the net loss incurred in 2010 and 2009. Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Net loss for the year ended December 31, 2010 was $6,914,269, inclusive of a non-cash expenses of $2,379,425, mostly attributable to stock based compensation expense for employee options and warrants in addition to stock issued for services, as compared to $7,305,831, inclusive of non-cash expenses of $3,184,097, for the same period last year. The net loss includes general and administrative expenses related to public company expense and a significant amount of marketing and sales expenses related to establishing our brand in the market through slotting fees, increase payroll for regional sales managers, in-store advertising and sampling events.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 20 of the financial statements, the Company has no other firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings, including the financing described in Note 20 of the financial statements.

As of December 31, 2010, the Company had a working capital deficiency of $3,517,280, an accumulated deficit of $37,827,090, stockholders’ deficit of $2,658,043 and no cash on hand. The Company had net losses of $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. Additionally, the Company is currently in arrears under its obligations for the purchase of trademarks. Under the agreement, the seller of the trademarks may choose to exersice their legal rights against the Company’s assets, which includes the trademarks.  As of April 12, 2011 the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $783,908 of its available $2,000,000 line. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. During 2011 the Company has raised an additional $1,576,500, less offering costs of $21,900, from the sale of securities to accredited investors in private placements. Further, the Company has been issuing common stock in exchange for services rendered in lieu of cash payment. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent 2011 private placement will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, the Company will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of liquidity on terms that are acceptable to the company, if at all. The Company is currently in default on its payments to Peace Mountain for the purchase of the trade marks. The Company is currently negotiating to extend the term for making the balance of the payments due. These factors raise substantial doubt of the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Cash Flows

At December 31, 2010, the Company had no cash on hand. The Company utilizes its line of credit to limit its cash on hand and manage its borrowing through cash collections. In addition the Company has raised $1,576,500, less offering costs of $21,900, during 2011 for working capital requirements and to sustain operations. Cash totaled $190,869 at December 31, 2009. The change in cash primarily reflects our use of funds during the year for operations, partially offset by operating losses.

Operating Activities

Net cash used in operating activities totaled $3,013,946 for the year ended December 31, 2010 as compared to $4,218,177 for the year ended December 31, 2009. This is primarily attributable to operating losses of $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively, and to create additional inventory to service our increased revenue base, partially offset by non-cash expense of $2,379,425 and $3,184,097 for the years then ended.

Investing Activities

Net cash used in investing activities totaled $15,787 in the year ended December 31, 2010 as compared to $476,106 for the prior year period. Cash used in investing activities primarily represented net purchases of the Skinny Trademark and other fixed assets.

Financing Activities

Net cash provided by financing activities totaled $2,838,864 for the year ended December 31, 2010 and $4,649,143 for the year ended December 31, 2009. Cash provided by financing activities was primarily due to our sale of our securities in private placements and our use of proceeds from our revolving line of credit.

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

As of February 11, 2011, the Company entered into Stock Purchase Agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate gross proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share. Also, in February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi (the “Investor”). Pursuant to the Purchase Agreement, the Investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months commencing on the date of issuance (the “Class A Warrants”), and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months commencing on the date of issuance (the “Class B Warrants”). The Company received total proceeds of $300,000 under the Purchase Agreement.

Pursuant to a Consulting Agreement, dated February 28, 2011, the Company engaged an Investor to perform consulting services related to the Company’s marketing, distribution and general business functions (the “Services”). The Consulting Agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the Services to be provided under the Consulting Agreement, the Company shall pay to the Investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock (the “Consulting Shares”) as follows: (i) 2,500,000 Consulting Shares were issued upon the date of execution of the Consulting Agreement, and (B) 681,818 Consulting Shares shall be issued each month thereafter, unless the Consulting Agreement is sooner terminated. In addition, the Investor may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock to the Investor; however, the maximum number of additional shares of common stock to which the Investor would be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether the Investor provides any Additional Services. The Consulting Agreement may be immediately terminated by the Company at any time upon written notice of such termination to Consultant, provided, however, that in the event the Consulting Agreement is terminated prior to the issuance of at least 5,000,000 Consulting Shares, the Company shall issue the Consultant such number of shares of common stock such that the Investor shall have been issued at least 5,000,000 Consulting Shares prior to termination.

In March 2011, the Company commenced a private offering on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription of right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are approximately $1,126,500, less offering costs of $21,900. The securities being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 20 of the financial statements, we currently have no other firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2010, citing recurring losses and negative cash flows from operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

We have developed operating plans that project profitability based on known assumptions of units sold, retail and wholesale pricing, cost of goods sold, operating expenses as well as the investment in advertising and marketing. These operating plans are adjusted monthly based on actual results for the current period and projected into the future and include statements of operations, balance sheets and sources and uses of cash. If we are able to meet our operating targets, however, we believe that we will be able to satisfy our working capital requirements. No assurances can be given that our operating plans are accurate nor can any assurances be provided that we will attain any such targets that we may develop.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our product line;

•	the levels of promotion and advertising that will be required to support sales and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans;

•	the level of accounts receivable and inventories, if any, that we maintain; and

•	our competitors’ response to our offerings.

2010 Financing Activities

In fiscal 2010, the Company conducted a private offering pursuant to which it offered an aggregate amount of $2,000,000 of shares of common stock, par value $0.001 per share of the Company and warrants to purchase shares of common stock (“May Offering”). On May 24, 2010, the Company terminated further selling efforts in connection with the May Offering. In the May Offering, the Company sold an aggregate amount of $1,600,000 of securities and issued to the investors an aggregate of 26,666,667 shares of common stock and 26,666,667 warrants. The purchase price per share of common stock and warrant is $0.06. The warrants are exercisable at an exercise price of $0.10 per share during the period commencing on the issue date of the warrant and expire 24 months from the initial exercise date. The warrants also provide that if the closing price of the Company’s common stock is at least $0.14 per share for 20 consecutive trading days, the Company may redeem such warrants and in such event a subscriber must exercise such warrants within a limited period from the date that a notice of redemption is delivered by the Company or the warrants shall be automatically cancelled and only represent the right to receive a redemption payment of $.001 per share. The total net proceeds derived from the May Offering, after payment of offering expenses and commissions, are approximately $1,407,000.

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

Subsequently, in October 2010, the Company commenced a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder (the “ October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company has entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750 for a total of 34,525,000 shares of common stock of the Company. As of December 31, 2010, 19,766,667 shares of common stock had been issued for total proceeds of $545,287, net offering costs of $47,713. Following December 22, 2010, there were no further sales pursuant to the October Offering. One of the investors in the private placement was the spouse of Mr. Francis W. Kelly, a member of our Board of Directors. This investor purchased 1,000,000 shares of common stock, which was issued in February 2011, in the October Offering for a total purchase price of $30,000, upon the same terms as the other investors. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock earned under this arrangement were $65,675 and 1,194,583 shares, respectively.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

2009 Financing Activities

In fiscal 2009, the Company had conducted a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder pursuant to which it sought to raise an aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock had an initial conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. At the conclusion of this offering, the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company used the net proceeds from this offering of approximately $1,940,000 for working capital, repayment of debt and general corporate purposes. The Company agreed to pay commissions to registered broker-dealers that procured investors in this offering and issue such persons warrants to purchase such number of shares as equals 10% of the total number of shares actually sold in the Offering to investors procured by them. Such warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance.

Following the approval by the Company’s stockholders of the proposal to increase the Company’s authorized number of shares of common stock, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of December 31, 2010, holders of 18,430 shares of Series A Preferred Stock had received 30,716,667 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation. The issuance of the foregoing securities were exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9).

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

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

Debenture Conversions/Warrant Exercises

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

In May 2009, convertible debentures in the aggregate principal amount of $4,000, and $1,550 in interest, was converted into 92,500 shares of common stock at a conversion rate of $.06 a share.

Other Transactions Impacting our Capital Resources

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. Interest was charged on the unpaid principal of this loan arrangement until the full amount of principal was paid at the rate of 8.25% per annum and was paid on a monthly basis. The Company was initially obligated to repay this new loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan and this loan was repaid in full in June, 2010.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through February 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of outstanding eligible receivables or $2,000,000. As of December 31, 2010, we had $811,753 outstanding through this arrangement. All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chief Financial Officer and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required written notice.

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

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), who was a holder of more than 5% of our outstanding common stock at the time, pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share. Further, on August 14, 2009, the Company approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our Advisory Board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. In connection with the foregoing, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, which was based upon the fair market value of the common stock on the date of the agreement and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms. As of December 31, 2010, the Company issued 1,250,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $99,250 of expense relating to this transaction during the year ended December 31, 2010, which was based upon the fair market value of the common stock on the date of the agreement.

In June 2010, the Company entered into a sponsorship agreement with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company issued 1,250,000 shares to Plaid Paisley LLC, and approximately $104,000 of expense has been incurred during the year ended December 31, 2010. The value of the stock was determined in accordance with the sponsorship agreement. Further, in June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees. As of December 31, 2010, 100,000 shares were issued under this agreement and the Company incurred approximately $5,000 of expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

During fiscal 2010, we issued additional shares of common stock and other equity securities for compensatory purposes as follows. The Company issued an aggregate of 2,315,000 shares of common stock, worth approximately $150,000 valued at the fair value of the stock on the effective date of the consulting agreement, to consultants for services rendered. In addition, in May 2010, the Company issued 625,000 shares of common stock to the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. Such shares were issued in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. In February 2010, the Company granted 529,625 restricted shares of common stock to SRSY, in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. Mr. William R. Sasso, a former member of the Company’s Board of Directors, is Chairman of SRSY and is also a partner serving on SRSY’s board of directors and management committee. In August 2010, the Company granted 100,000 shares of common stock to a beverage distributor in consideration of entering into a distribution agreement with the Company and further authorized the issuance to such distributor of additional shares of common stock in the event that it achieves certain performance targets with respect to product sales under the distribution agreement. In addition, as discussed below under “Executive Compensation” we have also granted equity securities to our officers and directors during fiscal 2010.

In addition, in January 2010, the Company issued warrants to purchase 100,000 shares of common stock to an individual in consideration of his agreement to join our advisory board. Such warrants are exercisable for a period of four years at an exercise price of $0.06 per share. In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a new member of our advisory board. In March 2010, the Company agreed to issue 250,000 shares of common stock to each of three individuals in consideration for such persons joining the Company’s Advisory Board, or an aggregate of 750,000 shares of common stock, and issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with a 2009 private placement.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock which was based upon the fair market value of the common stock at the end of the month for a six-month period ended December 31, 2009, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

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

During 2010, the Company issued 1,783,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant.

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock. On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Item 7b. Quantitative and Qualitative Disclosure about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal year ended December 31, 2010 follows Item 15 of this Annual Report on Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that due to the material weaknesses indentified below, the Company’s internal control over financial reporting was ineffective due to material weaknesses existing in our internal controls as of December 31, 2009 (described below), which have not been remediated as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

In conducting its evaluation, management identified the following material weaknesses in its internal control over financial reporting as of December 31, 2010:

•            Application of US Generally Accepted Accounting Principles: The Company lacked sufficient US GAAP expertise to ensure that certain complex material transactions relating to equity are properly reflected in the financial statements. Consequently, the Company may not anticipate and identify accounting issues relating to equity, or other risks critical to financial reporting, that could materially impact the financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•            Inadequate Closing Procedures: The Company did not properly perform adequate independent reviews and maintain effective controls over the preparation of financial statements in regards to the analyses of certain general ledger accounts. These instances resulted in material adjustments to the financial statements.

•            Assessment of ICFR: The Company did not timely perform a formal assessment of its controls over financial reporting, including tests that confirm the design and operating effectiveness of the controls. This assessment was not completed for a substantial amount of time subsequent to year end. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weaknesses

In its Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified material weaknesses in tis internal control over financial reporting substantially similar to the weaknesses identified above. Over the course of fiscal 2010, the Company began to take substantial measures to remediate these material weaknesses and intends to continue these measures in fiscal 2011. These remedial measures are as follows:

Due to the identification of a material weakness in its internal control over financial reporting related to the Company’s accounting for material equity transactions, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to equity transactions.

With respect to the identified material weaknesses pertaining to the Company’s closing procedures, the Company will evaluate its policies and procedures and matrices to improve monitoring of these account balances and if necessary engage external consultants or hire employees to assist in those processes. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company intends to engage an external consultant to assist the Company in undertaking its assessment in a timely manner.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, the Company's management sought to remediate these weaknesses by implementing the steps outlined above under “Remediation of Material Weaknesses” to improve the quality of its ICFR. Due to the Company's liquidity issues, the Company was not able to fully address these matters in 2010.

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

Item 9B. Other Information

The information set forth under the caption “Recent Sales of Unregistered Securities” in Item 5 of this Annual Report on Form 10-K regarding issuances of equity securities during the fiscal quarter ending March 31, 2011 is incorporated herein by reference.

In March 2011, the Company commenced a private offering on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription of right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are approximately $1,126,500, less offering costs of $21,900. The Company will use the proceeds from the March Offering for working capital and general corporate purposes, including the repayment of current payables. The securities being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any the Company’s securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of five members. On June 10, 2010, Ronald D. Wilson, who had served as our President and Chief Executive Officer and a member of our Board of Directors since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at our 2010 annual meeting of stockholders. Following Mr. Wilson’s decision, our Board of Directors appointed Mr. Michael Salaman to serve as our Chief Executive Officer, effective June 30, 2010. At our 2010 annual meeting, which was held on July 14, 2010, our stockholders elected three new individuals to our Board. The new Board members are Messrs. John J. Hewes, Francis W. Kelly and Michael Zuckerman. Subsequently, in October 2010, Mr. William Sasso resigned from the Board. There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors.

Our directors and officers are currently as follows:

Name	Age	Position

Michael Salaman	48	Chairman of the Board, Chief Executive Officer and President

Donald J. McDonald	58	Chief Financial Officer and Director

John Hewes	62	Director

Francis W. Kelly, Sr.	62	Director

Michael Zuckerman	34	Director

Business Experience

Michael Salaman. Michael Salaman has served as our Chairman since January 2002 and was our Chief Executive Officer from that date until March 8, 2006. We appointed Mr. Salaman as our Chief Executive Officer in June 2010. Mr. Salaman has over 20 years experience in the area of new product development and mass marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing Company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Internet Company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of the Company and directed its operations as a marketing and distribution Company and in 2005 focused the Company’s efforts in the enhanced water business. Through his extensive experience in marketing and distributing consumer products, and in light of his long service to our Company as a founder and prior Chief Executive Officer, Mr. Salaman has extensive experience and knowledge of both the beverage industry as well as the operations of our Company. For these reasons, the Company believes that Mr. Salaman is well suited to serve as the Chief Executive Officer and Chairman of our Board of Directors.

Donald J. McDonald. Donald J. McDonald joined us as President and Chief Executive Officer, and a director, in October 2006. Subsequently, he became our Chief Financial Officer in July, 2007. Mr. McDonald was replaced by Mr. Wilson as the Company’s President and Chief Executive Officer in December 2008. Mr. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald was in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974. Through his extensive experience as a senior executive with public and private companies with decades of experience in financial management, Mr. McDonald has accrued extensive business knowledge and financial management experience. In addition, as Mr. McDonald has served our Company for four years as a director as well as an executive officer, he has significant knowledge of all facets of our Company. For these reasons, the Company believes that Mr. McDonald is well suited to serve as our Chief Financial Officer and a member of our Board of Directors.

John J. Hewes. John J. Hewes was elected to our Board of Directors in July 2010. From January 2009 until his retirement in February 2011, Mr. Hewes was the Senior Executive Vice President and Chief Lending Officer of SLM Corporation. In such capacity, Mr. Hewes oversaw SLM’s credit, loan operations, underwriting review and loan pricing policy, collections and portfolio management, technology and the Sallie Mae Bank. In such capacity, Mr. Hewes also served as Chairman of the Sallie Mae Bank. Mr. Hewes joined SLM Corporation in March 2008 as Executive Vice President and Chief Credit Officer, a position he held until September 2008, when he was named Executive Vice President and Chief Lending Officer. Previously, Mr. Hewes was Group Executive, Consumer Finance and Lending Business with MBNA America, the credit card issuer, a position he held from 1996 to February 2006. Mr. Hewes joined MBNA American in 1985 and held various officer positions from 1985 until 1996 when he was named Group Executive. Mr. Hewes is currently a Board Member of the Villa Maria Academy H.S., as well as a past Trustee of Gettysburg College and Executive Member of the Board for Big Brothers, Big Sisters of Delaware. Due to Mr. Hewes’s extensive leadership experience in the financial services industry and extensive banking expertise and financial acumen developed from his management experience in consumer lending and finance companies and public company experience through his service as an executive officer of a public company, we believe Mr. Hewes is well-suited to serve on our Board of Directors.

Francis W. Kelly. Francis W. Kelly was elected to our Board of Directors in July 2010. Mr. Kelly presently acts as a consultant for trading strategies and a private investor, following a 35 year career in the equity trading business. From 1995-2005, Mr. Kelly served as an associate director of the Susquehanna International Group, where he started the equity trading and institutional sales department and had responsibility for market making and trading of NYSE and Nasdaq listed equities. In such capacity, Mr. Kelly also evaluated trading risk and executed solutions to unwind trading positions. From 1991-1995, Mr. Kelly was President of Haverford Advisors, Inc. where he provided consulting services to members in the trading industry. Previously, Mr. Kelly worked at Drexel Burnham Lambert, Boenning & Scattergood, Inc., and Gerstley Sunstein & Co., where he held a number of positions of increasing responsibility, including executive positions, in the trading industry. Mr. Kelly served as a board member for 23 years of the Investment Traders Association of Philadelphia (“ITA”) and is a former president and executive officer of the ITA. Due to Mr. Kelly’s business and financial experience developed from his decades of experience in the equity trading industry, we believe that he provides the board with meaningful guidance in creating shareholder value and is well-suited to serve on our Board of Directors.

Michael Zuckerman. Michael Zuckerman was elected to our Board of Directors in July 2010. Mr. Zuckerman is a principal of Zuckerman Honickman (“Z&H”), a privately held packaging company founded in the early 1900’s, which provides clients with turnkey solutions for their procurement and packaging needs. Mr. Zuckerman has been employed by Z&H since October 1999. Z&H is one of the largest suppliers of plastic and glass bottles to the beverage industry in North America. Mr. Zuckerman assists small to medium size beverage brands capitalize on economies of scale associated with their glass and plastic purchases and focuses on functional beverage product development. Mr. Zuckerman is the Senior Beverage Advisor for Ardent Advisors, LLC, a boutique advisory firm focused on the beverage market. Since March 2008, Mr. Zuckerman has served as an Advisory Board member of the Company and he is also currently on the Advisory Boards of Preventive Beverages, LLC, ABF Beverage, LLC and Activate Drinks. Due to Mr. Zuckerman’s extensive experience in the bottling industry and knowledge of the beverage industry, and his familiarity with our operations from his tenure on our advisory board, we believe that Mr. Zuckerman is well-suited to serve on our Board of Directors.

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

Director Independence; Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of five individuals. Of our Board members, Messrs. Hewes and Kelly are independent directors, as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended December 31, 2010, our Board of Directors held 8 meetings during which it took action and acted by unanimous written consent on 15 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of the total number of meetings of the Board of Directors.

Due to the fact that our Board currently consists of five persons, only two of whom are independent, we have not formally constituted any Board committees other than a compensation committee. As we have not established an audit committee as of yet, we have not named an “audit committee financial expert” as defined in Item 401 under Regulation S-K of the Securities Act of 1933. We are actively seeking to expand our Board membership to include additional independent directors.

Following our annual meeting of stockholders in July 2010, our Board of Directors established a Compensation Committee and appointed, John J. Hewes, Michael Zuckerman and William R. Sasso as the members of the Compensation Committee. Following Mr. Sasso’s resignation from the Board, the members of the Compensation Committee are currently Messrs. Hewes and Zuckerman and Mr. Sasso served as the Chairman of this committee until his resignation. The functions of this committee include administration of our employee stock option plans and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended December 31, 2010, this committee held 1 meeting and acted on written consent on 1 occasion. The charter of the Compensation Committee is available on our corporate website at www.skinnywater.com under the following tabs: “About Us—Corporate Governance—Board Committees—Compensation”.

The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2010 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements except that Mr. Kelly inadvertently was tardy in filing a Form 4 in connection with his purchase of shares of common stock from us in December 2010. Mr. Kelly filed the necessary Form 4 relating to such transaction on February 2, 2011.

Code of Ethics

Our Board of Directors adopted a Code of Ethics, as defined by Rule 406 of Regulation S-K on March 30, 2009. A copy of this Code of Ethics has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008. Our Code of Ethics and Business Conduct covers all our employees and directors, including our named executive officers.

Board of Advisors

On March 20, 2008, the Company established an Advisory Board to provide advice on matters relating to the Company’s products. The Company will seek to appoint up to five individuals to its Advisory Board. On March 20, 2008, the Company appointed the following individuals to its Advisory Board: Pat Croce, Ronald Wilson and Michael Zuckerman. We subsequently appointed Mr. Wilson as our Chief Executive Officer and elected him to serve on our Board of Directors and subsequently, Mr. Zuckerman was elected to our Board of Directors. In fiscal 2010, Mr. Croce stepped down from the Advisory Board and the Company appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its Advisory Board. In consideration for their agreement to serve on our Advisory Board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock and we agreed to grant each of the other new appointees 250,000 restricted shares of common stock. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share. Following his resignation from our Board in October 2010, Mr. Sasso agreed to serve on our Advisory Board.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2010 and 2009. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(i)		(j)

Michael Salaman (1)	2010	$151,540	$0	$180,000		$462,935	$0		$794,475
Chief Executive Officer and President	2009	$157,604	$0	$3,055		$459,368	$0		$620,027

Ronald Wilson	2010	$70,631	$0	$99,250	(5)	$170,594	$87,500	(5)	$427,975
Former Chief Executive Officer and President(2)	2009	$165,775	$0	$0		$116,849	$15,600	(4)	$298,224

Donald J. McDonald	2010	$148,807	$0	$200,000		$354,578	$0		$703,385
Chief Financial Officer	2009	$109,684	$0	$31,127		$382,168	$0		$522,979

(1)  Mr. Salaman was appointed as our Chief Executive Officer effective as of June 30, 2010, in addition to serving as our Chairman.

(2) Mr. Wilson resigned as our  Chief Executive Officer and President effective as of June 30, 2010.  Pursuant to a separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he agreed to provide consulting services to us for a term expiring December 31, 2010. The terms of the consulting agreement and separation agreement are described in greater detail below.

(3) This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2010 and 2009, as applicable, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See notes to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for details as to the assumptions used to determine the fair value of the awards.

(4) Consists of amounts paid for rental premises utilized by our former CEO.

(5) Amounts earned under consulting arrangement.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2010 and 2009  and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and/or arrangements and related information is provided in this section and also under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Board of Directors is required prior to our entering into employment agreements with our executive officers or amendments to those agreements.

During the 2010 fiscal year, the Company granted equity compensation awards to its Named Executive Officers as described below pursuant to the Company’s 2009 Equity Plan.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock, which was valued based upon the fair market value of the common stock at the end of the month for a six-month period ended December 31, 2009, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

On June 10, 2010, the Company entered into a separation agreement and a separate consulting agreement with Mr. Wilson which memorializes the terms of his resignation as our President and Chief Executive Officer. Pursuant to the consulting agreement, the Company agreed grant Mr. Wilson a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, with the remaining shares subject to the occurrence of certain milestones prior to June 30, 2011. An additional 500,000 shares of common stock were issued during 2010 due to Mr. Wilson reaching certain milestones under the consulting agreement. Total related expense was $99,250 during the year ended December 31, 2010. The terms and conditions of this consulting agreement is more fully summarized below under the caption “Employment Agreements with Named Executive Officers”.

As of August 16, 2010, the Company entered into employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Pursuant to such agreements, the Company granted 3,000,000 shares of restricted common stock to each of its Chief Executive Officer and Chief Financial Officer. Total related expense was $180,000 incurred for each officer during the year ended December 31, 2010. The terms and conditions of these agreements are summarized below under the caption “Employment Agreements with Named Executive Officers”.

During the 2009 fiscal year, the Company granted restricted stock and option awards to its Named Executive Officers as described below under 2009 Equity Plan.

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

On August 14, 2009, the Board agreed to amend outstanding warrant agreements held by our former Chief Executive Officer to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Mr. Wilson holds 4,500,000 warrants.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers:

	Option Awards						Stock Awards(*)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ronald Wilson(2)	__	__		__	__	__	750,000	$59,250
	1,500,000	__	(6)	__	.095	8/14/14	__	__	__	__
	2,000,000	__	(6)		.10	7/2/14	__	__	__	__

Donald J. McDonald	__	__		__	__	__	__	__
	833,333	666,667	(1)	__	.095	8/14/14	__	__	__	__
	2,250,000	750,000	(2)	__	.33	7/30/13	__	__	__	__
	2,500,000	__	(3)	__	.17	10/6/11	__	__	__	__
	2,500,000	__	(4)	__	.07	11/28/12	__	__	__	__

Michael Salaman	__	__		__	__	__	__	__
	833,333	666,667	(1)	__	.095	8/14/14	__	__	__	__
	2,250,000	750,000	(2)	__	.33	7/30/13	__	__	__	__
	3,000,000	__	(4)	__	.07	11/28/12	__	__	__	__
	2,400,000	600,000	(5)	__	.25	1/12/12	__	__	__	__

(1)	Options vest as follows: 25% vested on grant date of August 14, 2009. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date.

(2)	Options vest as follows: 25% vested on grant date of July 30, 2008. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date.

(3)	Options vested as follows: 20% vested on grant date of October 6, 2006. Thereafter option vested in equal annual increments of 20% on each anniversary of the grant date and were fully vested in 2010.

(4)
Options vested as follows: 25% vested on grant date of November 28, 2007. Thereafter option vested in equal annual increments of 25% on each anniversary of the grant date and were fully vested in 2010.

(5)	Options vested as follows: 20% vested on grant date of January 12, 2007. Thereafter option vested in equal annual increments of 20% on each anniversary of the grant date.

(6)
Pursuant to the separation agreement dated June 10, 2010 between the Company and Mr. Wilson, all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options.

(*)	This table does not include the restricted stock awards granted as of January 3, 2011, which were approved by the Company's board in September 2010.

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

The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our Company, see the disclosure under the caption “Narrative Disclosure to Summary Compensation Table” following the Summary Compensation Table, above and the discussion under the caption “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement, if any. For a description of the material terms of the Named Executive Officer’s employment arrangements see “Employment Agreements with Named Executive Officers” below.

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

On June 10, 2010, Ronald D. Wilson, who had served as our President and Chief Executive Officer and a member of the Board of Directors since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at our 2010 annual meeting of stockholders. In connection with this transition, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term expiring December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement and the issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms.

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

Summary of Non-Executive Director Compensation

A summary of non-executive director compensation for the year ended December 31, 2010 is as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

William R. Sasso (2)		$16,250			$16,250

John J. Hewes		$16,250			$16,250

Francis W. Kelly		$16,250			$16,250

Michael Zuckerman		$16,250			$16,250

(1) Upon their initial election to our Board of Directors, the Company granted each of Messrs. Hewes, Kelly and Zuckerman an aggregate of 250,000 shares of restricted common stock. On August 12, 2010, the Company granted Mr. Sasso 250,000 shares of restricted common stock in consideration for his service on the Board.

(2) Excludes shares of restricted common stock issued to the law firm of Stradley, Ronon, Stevens & Young, LLP which provides legal services to us from time to time as outside counsel and of which Mr. Sasso serves as Chairman. See discussion under “Certain Relationships and Related Transactions”, below for information regarding these awards.

Stock Option Plans

1998 Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The 1998 Plan terminated ten years from the date of its adoption by the Board. Our Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval the amendment of the 1998 Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under the 1998 Plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2010, 19,400,000 options remain issued and outstanding under the 1998 Plan.

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

Amendments to the1998 Plan: The Board of Directors may amend or modify the 1998 Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that the Board may not, without the consent of the participant, reduce the number of shares subject to the award, change the price of outstanding awards or adversely affect the provisions relating to an award’s vesting and exercise rights.

2009 Plan

At our annual meeting of stockholders held on July 2, 2009, our stockholders approved the adoption of our 2009 Equity Incentive Compensation Plan (the “2009 Equity Plan”) which permits us to provide a broad range of stock awards to our employees, directors and consultants. The Board of Directors unanimously approved the 2009 Equity Plan on May 12, 2009, subject to stockholder approval. The following is a summary of the principal provisions of the 2009 Equity Plan. As of December 31, 2010, there were 10,150,000 options issued and 7,662,500 options outstanding under the 2009 Equity Plan. The options granted to our employees on August 14, 2009 provided that in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. As the Company did not achieve such milestone, options granted to our employees and officers were reduced.

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

Administration. Our Board initially administered the 2009 Equity Plan, until such time as we established a compensation committee to our Board, which will administer the 2009 Equity Plan (either being referred to as the “Committee”). The Committee determines the persons who are to receive awards, the number of shares subject to each such award and the other terms and conditions of such awards. The Committee also has the authority to interpret the provisions of the 2009 Equity Plan and of any awards granted thereunder and to modify awards granted under the 2009 Equity Plan. A compensation committee of the Board must consist of at least two or more members of the Board, all of whom, may qualify as “outside directors” as defined for purposes of the regulations under Section 162(m) of the Internal Revenue Code of 1986 and as “non-employee directors” under Section (b)(3)(i) of Rule 16b-3, under the Exchange Act.

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

Terms of Restricted Stock Awards. Each restricted stock award is evidenced by a restricted stock purchase agreement in such form as the committee approves and is subject to conditions as described in the 2009 Equity Plan. Shares subject to a restricted stock award may become vested over time or upon completion of performance goals set out in advance. Aside from the risk of forfeiture and non-transferability, an award of restricted stock entitles the participant to the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends, unless otherwise determined by the Committee. Each restricted stock purchase agreement states the purchase price, if any, which may not be less than the par value of our common stock on the date of the award (and not less than 110% of fair market value with respect to an award to a 10% of greater stockholder). Restricted stock awards shall cease to vest immediately if a participant is terminated for any reason, unless provided otherwise in the applicable restricted stock award agreement or unless otherwise determined by the Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of April 5, 2011, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of April 5, 2011, there were 390,958,877 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers, Directors and Nominees

Michael Salaman (1)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	19,188,574	4.9%

Donald McDonald (2)
c/o Skinny Nutritional Corporation
3 Bala Plaza East Suite 101 Bala Cynwyd PA 19004	11,245,946	2.9%

John J. Hewes (3)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	8,583,333	2.2%

Francis Kelly (4)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	6,333,334	1.6%

Michael Zuckerman (5)
c/o Zuckerman-Honickman, Inc.
191 S. Gulph Road, King of Prussia, PA 19406	3,250,000	*

All Directors, Nominees and Officers as a Group (5 Persons)	48,601,187	12.4%

5% Stockholders

Jon Bakhshi (6) 23 Hummingbird Drive, East Hills, N.Y. 11576	33,181,818	8.5%

*	Denotes ownership percentage of less than 1%.

(1)	Includes vested options to purchase 9,083,333 shares of common stock and excludes (i) 1,416,667 unvested options and (ii) 1,500,000 shares of restricted stock subject to vesting requirements.

(2)	Includes vested options to purchase only 8,083,333 shares of common stock and excludes (i) 1,416,667 unvested options and (ii) 1,500,000 shares of restricted stock subject to vesting requirements.

(3)	Includes warrants to purchase 2,500,000 shares of common stock.

(4)	Includes warrants to purchase 500,000 shares of common stock and 416,667 shares of common stock held by his spouse.

(5)	Includes warrants to purchase 1,000,000 shares of common stock.

(6)	Includes 20,000,000 shares which may be issued upon exercise of certain common stock purchase warrants.

 Item 13:  Certain Relationships and Related Transactions; Director Independence.

Except as disclosed herein, we have not entered into any transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock. For information concerning employment arrangements with, and compensation of, our executive officers and directors, including the arrangements agreed upon with our former Chief Executive Officer, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

The Company had a fully secured, short term loan agreement with Valley Green Bank in the amount of $340,000, which was due on demand. Interest was payable monthly at the rate of 8.25% per annum. The loan matured March 20, 2008, at which time the bank extended the term of the loan to July 2010. The note was secured by collateral including a perfected first priority pledge of certain marketable securities held by the Company’s Chief Executive Officer. Our Board authorized an issuance of 2,000,000 restricted shares of common stock to Michael Salaman in consideration for his agreement to personally guarantee the Company’s loan facility from Valley Green Bank. This note payable was repaid in full in June 2010.

On March 24, 2008, the Company’s Board of Directors approved the grant of an aggregate of 2,075,000 restricted shares of common stock to each of Mr. Michael Salaman, its Chief Executive Officer and Mr. Donald McDonald, its Chief Financial Officer, in consideration of their agreement to provide a personal guaranty in connection with the factoring agreement the Company entered into in November 2007.

Prior to becoming our Chief Executive Officer, Mr. Ronald Wilson was appointed to our Advisory Board in March 2008 and in connection with that appointment was granted warrants to purchase 1,500,000 shares of common stock exercisable at $.05 per share. Mr. Wilson had participated in a private placement of our common stock in April 2008 and purchased 2,500,000 shares of common stock in that transaction. Subsequently, we granted Mr. Wilson an additional warrant to purchase 1,000,000 shares of common stock in April 2008, in consideration for additional consulting services provided by Mr. Wilson to us. These warrants are also exercisable for a period of five years at a price of $0.05 per share. On April 29, 2009, Mr. Wilson purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities, which shares automatically converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009.

Mr. William R. Sasso, a former member of the Board of Directors, who served on the Company’s Board of Directors until October 2010, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp. in 2009. In January 2009, the Company issued to Mr. Sasso an aggregate of 1,250,000 shares of common stock of the Company, which shares were issued at a per share price of $0.04. In addition, in May 2009, Mr. Sasso purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares automatically converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. In February 2010, we issued 529,625 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee. In May 2010, the Company issued 625,000 shares of common stock, valued based upon the value of the services provided, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm.

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company. In March 2009, the Company sold and issued to Mr. Kelly an aggregate of 1,666,667 shares of common stock of the Company, which shares were issued at a per share price of $0.06. In addition, in May 2009, Mr. Kelly purchased an aggregate of 600 shares of the Company’s Series A Preferred Stock which shares converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our articles of incorporation to increase our authorized number of shares of common stock in July 2009. Further, in November 2009, Mr. Kelly purchased an aggregate of 1,000,000 shares of common stock, which shares were issued at a per share price of $0.06. In May 2010, Mr. Kelly purchased an aggregate of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of Common Stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly.

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

Mr. Michael Zuckerman was elected to our Board in July 2010. In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Mr. Zuckerman is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H. In addition, until his election to the Board, Mr. Zuckerman was a member of the Company’s advisory board. In consideration of such service, in May 2009, the Company granted Mr. Zuckerman 1,000,000 warrants to purchase common stock exercisable for five years at a price of $0.08 per share. Further, on January 18, 2011, the Company awarded Mr. Zuckerman, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his board service.

On February 25, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) and a separate consulting agreement with Mr. Jon Bakhshi (the “Investor”), who became a holder of greater that 5% of our shares of common stock by virtue of such transactions. Pursuant to the Purchase Agreement, the Investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months commencing on the date of issuance, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months commencing on the date of issuance. Pursuant to the consulting agreement, the Company engaged the Investor to perform consulting services related to the Company’s marketing, distribution and general business functions (the “Services”). The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. In addition, the Investor may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock to the Investor; however, the maximum number of additional shares of common stock to which the Investor may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether the Investor provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. As compensation for the Services to be provided under the consulting agreement, the Company shall pay to the Investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock (the “Consulting Shares”) as follows: (i) 2,500,000 Consulting Shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 Consulting Shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated. The consulting agreement may be immediately terminated by the Company at any time upon written notice of such termination to consultant, provided, however, that in the event the agreement is terminated prior to the issuance of at least 5,000,000 Consulting Shares, the Company shall issue the consultant such number of shares of common stock such that the Investor shall have been issued at least 5,000,000 Consulting Shares prior to termination.

On July 16, 2009, the Company entered into a distribution agreement with Canada Dry Bottling Company of New York pursuant to which the distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the distribution agreement in the New York City metropolitan area. The Chief Executive Officer of the distributor, Mr. William Wilson, is the brother of the Company’s former Chief Executive Officer. The entire Board of Directors of the Company, in considering the distribution agreement, was aware of and considered this relationship and in determining to approve the distribution agreement, analyzed the benefits to the Company of the distribution agreement and determined that the terms of the distribution agreement are commercially reasonable and fair to the Company and materially comparable to the terms and conditions generally available to the Company in a similar agreement with an unrelated third party.

From March 2008 to August 2010, Mr. Pasquale W. Croce, Jr., who was a beneficial owner of more than 5% of our outstanding common stock, served on the Company’s Board of Advisors and through an affiliated entity entered into a consulting agreement the Company pursuant to which he agreed to endorse and advertise the Company’s products. In consideration for these services, the Company agreed to pay a royalty equivalent to $1.00 for each case of endorsed product sold by the Company for the duration of his endorsement services. In March 2008, the Company granted Mr. Croce warrants to purchase 3,000,000 shares of common stock exercisable at $.05 per share in consideration of his agreement to serve on the Company’s Advisory Board and for providing marketing services for the Company’s products. In addition, in May 2009, Mr. Croce agreed to waive future royalties under the consulting agreement and in consideration thereof we granted him 2,500,000 common stock purchase warrants exercisable at $.05 per share. Mr. Croce, through an affiliated entity, participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In March 2008, he purchased 8,750,000 shares of the Company’s common stock at a purchase price of $.04 per share as a participant in a private placement of securities by the Company. Subsequently, in August 2008 the Company issued Mr. Croce’s affiliate 200,000 shares of common stock in additional consideration of its consulting services. Thereafter, in December 2008, he purchased an additional 2,500,000 shares of the common stock of the Company at a purchase price of $.06 per share in a subsequent private placement conducted by the Company. Further, on August 14, 2009, the Board approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our advisory board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06.

On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s former Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not effective a registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the Company amended the warrant agreements previously issued to the Company’s former Chief Executive Officer. Mr. Wilson and Mr. Zuckerman held warrants to purchase an aggregate of 4,500,000 and 1,500,000 shares of common stock, repectively, which were covered by this amendment. The warrants held by other consultants covered by this amendment are exercisable for 1,000,000 shares of common stock.

As of December 31, 2010, our independent directors were Messrs. Hewes and Kelly.

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

Item 14.  Principal Accountant Fees and Services.

We have selected Marcum LLP, as our independent accountants for the year ended December 31, 2010. The audit services to be provided by Marcum LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report for the year ended December 31, 2010 have been audited by Marcum LLP.  The following table presents fees for professional audit services rendered by our independent registered public accountants for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees (1)	$119,250	$38,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	21,000	7,500
All Other Fees (4)	—	—
Total	$140,250	$46,000

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

As our Board of Directors currently consists solely of five individuals, two of whom is independent, we have not established a separate audit committee of our Board of Directors. Therefore, the engagement of our independent accountants and auditors is approved by our Board of Directors acting as the audit committee. Accordingly, our entire Board, he has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2010, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(A)	Financial Statements

The following financial statements of the Company and the related reports of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statements of Stockholders' Deficiency for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Financial Statements

(B)	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(C)	Exhibits

The exhibits listed under the Exhibit Index are filed as part of this Annual Report on Form 10-K. The exhibits designated with an asterisk (*) are filed herewith. Certain portions of exhibits marked with the symbol (#) have been granted confidential treatment by the Securities and Exchange Commission or are subject to requests for confidential treatment filed with the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Sec.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Exhibits marked with the symbol †† represents compensation plans and arrangements for executives and others.

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

3.1.3	Certificate of Amendment to Articles of Incorporation. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 7, 2009).

3.1.4	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 16, 2011).

3.2	Amended By-laws (filed as Exhibit 3.2 to Current Report on Form 8-K filed on November 13, 2006).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).

4.2	Form of Warrant granted upon conversion of Convertible Debentures (filed as Exhibit 4.4 to Registration Statement on Form 10-SB filed with the Commission on October 19, 2005).

4.3	Form of Warrant issued in Private Sales of Securities (filed as Exhibit 4.5 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

4.4	Form of Warrant issued in February 2007 pursuant to Distribution Agreement (filed as Exhibit 4.10 to Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.5	Secured Note payable to Valley Green Bank (filed as Exhibit 4.11 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

4.6	Form of Agent Warrant issued in connection with 2008 private placements (filed as Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	Form of Warrant issued to Members of Advisory Board (filed as Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	Form of Warrant issued to Ronald Wilson in April 2008 (filed as Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.9 ††	Form of Warrant issued to Ronald Wilson in December 2008 (filed as Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	Form of Warrant issued to Mr. John David Alden (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.11	Form of Warrant issued to Advisory Board Member (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.12	Form of Warrant issued to Liquid Mojo LLC (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.13	Form of Agent Warrant issued in connection with private placements of common stock (filed as Exhibit 4.1 to Current Report on Form 8-K filed on January 5, 2010).

4.14	Form of Warrant issued in connection with private placement of common stock (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 4, 2010).

4.15*	Form of Class A Warrant dated February 25, 2011.

4.16*	Form of Class B Warrant dated February 25, 2011.

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Interhealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4 ††	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.5#	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.6#	Letter Agreement with Pasqual Croce (filed as Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Form of subscription agreement entered into in connection with private placements of common stock in 2008(filed as Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.8 ††	Employment Letter with Ronald Wilson dated as of December 1, 2008 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.9	Sublease with Hallinan Capital Corp. for Three Bala Plaza, Suite 101 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.10	Agreement with United Capital Funding, as amended at September 22, 2009 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Form of subscription agreement entered into in connection with private placements of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2009).

10.12 ††	2009 Equity Incentive Compensation Plan and form of Stock Option Agreement (filed as Annex B to the Company’s Proxy Statement dated May 28, 2009).

10.13	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.14	Consulting Agreement between the Company and Mr. John David Alden (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.15	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.16 #	Distribution Agreement with Canada Dry Bottling Company of New York (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009 filed on May 5, 2010).

10.17	Form of subscription agreement entered into in connection with private placements of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 5, 2010).

10.18	Form of Subscription Agreement entered into in connection with private placement of common stock (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2010).

10.19	Form of Supplement to Subscription Agreement entered into in connection with private placement of common stock (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2010).

10.20 ††	Separation Agreement entered into between the Company and Ronald Wilson dated June 10, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2010).

10.21	Consulting Agreement entered into between the Company and Ronald Wilson dated June 10, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 11, 2010).

10.22#	Bottle Supply Agreement between Skinny Nutritional Corp. and Zuckerman-Honickman, Inc. (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.23 ††	Employment Agreement with Michael Salaman (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.24 ††	Employment Agreement with Donald J. McDonald (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.25*	Form of Subscription Agreement entered into in connection with private placement of common stock.

10.26*	Form of Stock Purchase Agreement with Mr. Jon Bakhshi dated February 25, 2011.

10.27*	Form of Consulting Agreement with Mr. Jon Bakhshi dated February 25, 2011.

10.28*	First Amendment to Agreement of Sublease.

14.1	Code of Ethics (filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2008)

23.1*	Consent of Registrant’s independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp., Inc. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	SKINNY NUTRITIONAL CORP.

	By:	/s/ Michael Salaman
Michael Salaman President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Salaman	Chief Executive Officer, President and Chairman of the Board of Directors	April 15, 2011
Michael Salaman

/s/ Donald J. McDonald	Chief Financial Officer and Director	April 15, 2011
Donald J. McDonald

/s/ Michael Zuckerman	Director	April 15, 2011
Michael Zuckerman

/s/ Francis W. Kelly	Director	April 15, 2011
Francis W. Kelly

/s/ John J. Hewes	Director	April 15, 2011
John J. Hewes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Skinny Nutritional Corp.

We have audited the accompanying balance sheet of Skinny Nutritional Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp., as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2010, the Company had a working capital deficiency of $3,517,280, an accumulated deficit of $37,827,090, stockholders’ deficit of $2,658,043 and no cash on hand. The Company had net losses of $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. Additionally, the Company is currently in arrears under its obligation for the purchase of trademarks. Under the agreement, the seller of the trademarks may choose to exercise their legal rights against the Company’s assets, which includes the trademarks. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum, LLP
Bala Cynwyd, Pennsylvania
April 15, 2011

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
Assets
Current Assets
Cash	$-	$190,869
Accounts receivable, net	330,157	568,135
Inventory, net	395,799	323,435
Prepaid expenses and other current assets	92,497	120,392

Total Current Assets	818,453	1,202,831

Property and Equipment, net	33,944	24,792

Deposits	42,192	49,192

Trademarks	783,101	783,101

Total Assets	$1,677,690	$2,059,916

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$811,753	$321,815
Note payable	-	45,924
Accounts payable	2,342,741	906,030
Accrued expenses	738,489	814,518
Advances on purchase of common stock	442,750	-

Total Current Liabilities	4,335,733	2,088,287

Commitments and Contingencies

Stockholders' Deficit
Series A Convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 1,920 shares issued and outstanding at December 31, 2010 and 2,465 issued and outstanding at December 31, 2009	2	2
Common stock, $.001 par value, 500,000,000 shares authorized, 354,176,544 shares issued and outstanding at December 31, 2010 and 289,921,081 issued and outstanding at December 31, 2009	354,177	289,921
Additional paid-in capital	34,814,868	30,752,359
Deferred financing costs	-	(157,832)
Accumulated deficit	(37,827,090)	(30,912,821)

Stockholders’ Deficit	(2,658,043)	(28,371)

Total Liabilities and Stockholders’ Deficit	$1,677,690	$2,059,916

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenue, Net	$6,927,108	$4,146,066

Cost of Goods Sold	5,138,382	3,515,156

Gross Profit	1,788,726	630,910

Operating Expenses
Marketing and advertising	4,212,062	2,652,063
General and administrative	4,287,874	5,212,487

Total Operating Expenses	8,499,936	7,864,550

Net Loss from Operations	(6,711,210)	(7,233,640)

Interest Expense	(203,059)	(72,191)

Net Loss	(6,914,269)	(7,305,831)

Deemed Dividends on Preferred Stock	-	(1,377,333)

Net Loss Attributable to Common Stockholders	$(6,914,269)	$(8,683,164)

Weighted average common shares outstanding, basic and diluted	315,661,161	206,192,127
Net loss per share attributable to common stockholders, basic and diluted	(.02)	(.03)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total
Balance - December 31, 2008			195,503,317	$195,503	$21,901,368	$(473,500)	$(22,229,657)	$(606,286)

Common stock, $.04 per share, net of proceeds of $253,500 received in 2008			8,375,000	8,375	73,125			81,500

Options issued in exchange for services					1,131,351			1,131,351

Amortization of deferred financing costs						315,668		315,668

Common stock, $.06 per share, net of offering costs of $86,500			29,433,335	29,433	1,650,067			1,679,500

Common stock, $.06 per share, net of offering costs of $74,622			21,230,418	21,230	1,177,973			1,199,203

Convertible debt conversion, $.06 per share			92,500	93	3,907			4,000

Warrants issued in exchange for service					1,194,450			1,194,450

Preferred stock, $100 per share, net of offering costs of $70,000	15,000	$15			1,429,985			1,430,000

Conversion of preferred stock into common stock	(12,535)	(13)	20,891,666	20,891	(20,878)			-

Common stock issued in lieu of preferred stock, $.06 per share, net of offering costs of $25,000			8,916,667	8,917	501,083			510,000

Common stock in exchange for rent and services			3,725,461	3,726	311,848			315,574

Common stock in exchange for board services			250,000	250	22,250			22,500

Warrant conversion to common stock			1,502,717	1,503	(1,503)			—

Net loss							(7,305,831)	(7,305,831)

Deemed dividends on preferred stock					1,377,333		(1,377,333)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance - December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$(157,832)	$(30,912,821)	$(28,371)

Options issued in exchange for services					1,068,195			1,068,195

Warrant issued in exchange for services					5,768			5,768

Amortization of deferred financing costs						157,832		157,832

Conversion of preferred stock into common stock	(545)	-	908,333	908	(908)			-

Issuance of common stock, $.06 per share, net of offering costs of $193,187			26,666,667	26,667	1,380,146			1,406,813

Issuance of common stock, $.03 per share, net of offering costs of $47,713			19,766,667	19,767	525,520			545,287

Common stock in exchange for consideration of services			16,913,796	16,914	1,083,788			1,100,702

Net loss							(6,914,269)	(6,914,269)

Balance - December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$-	$(37,827,090)	$(2,658,043)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash Flows from Operating Activities:
Net loss	$(6,914,269)	$(7,305,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	40,293	198,781
Depreciation	6,635	5,773
Common stock issued for services	1,100,702	338,074
Amortization of deferred financing costs	157,832	315,668
Warrants issued for services	5,768	1,194,450
Options issued for services	1,068,195	1,131,351
Changes in operating assets and liabilities:
Accounts receivable	197,685	(276,972)
Inventories	(72,364)	(92,030)
Prepaid expenses and other current assets	27,895	(55,472)
Deposits	7,000	(3,846)
Accounts payable	1,436,711	32,715
Accrued expenses	(76,029)	374,162
Settlements payable	-	(75,000)

Total Adjustments	3,900,323	3,087,654

Net Cash Used in Operating Activities	(3,013,946)	(4,218,177)

Cash Flows from Investing Activities:
Purchase of property and equipment	(15,787)	(30,565)
Purchase of trademarks	-	(445,541)

Net Cash Used in Investing Activities	(15,787)	(476,106)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows from Financing Activities:
Advances on purchase of common stock	$442,750	$(375,600)
Proceeds from revolving line of credit, net	489,938	318,616
Repayment of note payable	(45,924)	(154,076)
Repayment of convertible notes	-	(40,000)
Common stock issued, net of offering costs	1,952,100	3,470,203
Preferred stock issued, net of offering costs	-	1,430,000

Net Cash Provided by Financing Activities	2,838,864	4,649,143

Net Decrease in Cash	(190,869)	(45,140)

Cash - Beginning	190,869	236,009

Cash - Ending	$-	$190,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years for:
Interest	$203,059	$72,191

Non-cash financing activity on deemed dividend on preferred stock	$-	$1,377,333
Non-cash financing activity for convertible debt	-	4,000
Non-cash investing and operating activity for purchased trademarks	-	337,560

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Operations

Skinny Nutritional Corp (the “Company”), is incorporated in Nevada and its operations are located in Pennsylvania.

The Company is the exclusive worldwide owner of several trademarks for the use of the term “Skinny.” The Company develops and markets a line of conventional beverages, all branded with the name “Skinny” that are marketed and distributed primarily to calorie and weight conscious consumers.

Note 2 - Going Concern, Liquidity and Management Plans

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, “GAAP” which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company is currently in arrears on its payment obligation to Peace Mountain for the purchase of certain trademarks. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is dependent on raising additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 20, the Company has no other firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings, including the financing described in Note 20.

As of December 31, 2010, the Company had a working capital deficiency of $3,517,280, an accumulated deficit of $37,827,090, stockholders’ deficit of $2,658,043 and no cash on hand. The Company had net losses of $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. Additionally, the Company is in arrears under its obligation for the purchse of trademarks. Under the agreement, the seller of the trademarks may choose to exercise legal rights against the Company's assets, which include trademarks. As of April 12, 2011 the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $783,908 of its available $2,000,000 line.   During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. During 2011, the Company has raised an additional $1,576,500, less offering costs of approximately $21,900, from the sale of securities to accredited investors in private placements. Further, the Company has been issuing common stock in exchange for services rendered in lieu of cash payment. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent 2011 private placement will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, the Company will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of liquidity on terms that are acceptable to the Company, if at all. These factors raise substantial doubt of the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Basis of Reporting

The Company had one wholly owned subsidiary, Creative Enterprises, Inc.  Creative Enterprises, Inc. owned Creative Partners International, LLC. Creative Partners LLC was dissolved in 2009 and Creative Enterprises, Inc. was inactive during 2010 and 2009, accordingly, for 2010 and 2009 they are not included in the financial statements.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Pursuant to a factoring agreement, with recourse against the Company in the event of a loss, United Capital Funding acts as its factor for the majority of its receivables, which are assigned on a pre-approved basis. At December 31, 2010 and December 31, 2009, the factoring charge amounted to 0.3% of the receivables assigned. The cost of factor collections was approximately $196,000 and $57,000 for the years ended December 31, 2010 and 2009, respectively. Factor costs are included in interest expense in the Statements of Operations. The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, and intangibles. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires in February 2012.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment are recorded at cost. All property and equipment is depreciated using the straight-line method over estimated useful lives. Repair and maintenance costs are expensed as they are incurred.

Useful lives for property and equipment are as follows:

Office Equipment	5 years
Furniture and Fixtures	5 years

Trademarks

The trademarks are carried at cost with an indefinite life.  The Company evaluates the recoverability of trademarks annually and whenever events or changes in circumstances indicate that the trademarks’ carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value, (2) a significant adverse change in the extent or manner in which the trademarks are used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of the trademarks.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•
an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended December 31, 2010 and 2009, the Company had noted no indicators of impairment.

Fair Value of Financial instruments

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

The carrying amount reported in the Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

Revenue Recognition

The Company sells products through multiple distribution channels including resellers and distributors. Revenue is recognized when the product is delivered to our retailers and distributors and is recognized net of discounts. At present, there are no returns privileges with our products. Management believes that adequate provision has been made for cash discounts and spoilage based on our historical experience.

The Company recognizes revenues from product sales when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of GAAP to selected revenue recognition issues. Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are recorded as a reduction to revenue. The Company has concluded that its revenue recognition policy is appropriate and in accordance with FASB ASC Topic 605.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense totaled $578,669 and $276,651 for the years ended December 31, 2010 and 2009, respectively.

Market development funds and cooperative advertising costs, rebate promotion costs and slotting fees

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50. These expenses for slotting and rebate promotion for the years ended December 31, 2010 and 2009 were $349,490 and $473,022 for slotting fees and $1,129,007 and $612,822 for rebate promotion costs, respectively.

Shipping and handling costs

Costs for shipping and handling incurred by the Company for third party shippers are included in cost of sales in the Statements of Operations. These expenses for the years ended December 31, 2010 and 2009 were $548,491 and $260,403, respectively.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following securities were not included in the computation of diluted net loss per share as their effect would have been antidilutive:

	2010	2009
Options to purchase common stock	27,062,500	27,637,500
Warrants to purchase common stock	53,015,830	24,152,765
Convertible preferred stock	3,200,000	4,108,334
	83,278,330	55,898,599

Stock Based Compensation

The Company measures compensation cost to employees from its equity incentive plan by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  Equity compensation issued to employees is expensed over the requisite service period (vesting period).  The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of the stock options at the date of grant.  The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Our employee stock options, however, have characteristics significantly different from those of traded options.  For example, employee stock options are generally subject to vesting restrictions and are generally not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest.  Changes in subjective input assumptions can materially affect the fair value estimates of an option.  Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee.  The Company uses historical data to estimate the expected price volatility, and the expected forfeiture rate.  The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed in SAB 107 for “plain vanilla” options.  The risk-free rate is based on the U.S.  Treasury yield curve in effect at the time of grant for the estimated life of the option.  If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.  Significant estimates include reserves for receivables and inventories, deferred taxes and related valuation allowance, valuation of equity instruments and value of trademarks.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4- Recent Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Note 5 – Accounts Receivable

Trade accounts receivable was composed of the following at December 31:

	2010	2009
Current trade accounts receivable	$590,125	$787,810
Less: allowance for returns and doubtful accounts	(259,968)	(219,675)
Total	$330,157	$568,135

Note 6 – Inventory

Inventories at December 31 consisted of the following:

	2010	2009
Raw Materials	$249,983	$97,616
Work in Process	-	38,258
Finished Goods	202,996	226,919
	452,979	362,793
Reserve for slow moving and obsolescence	(57,180)	(39,358)
Total	$395,799	$323,435

Note 7 – Property and Equipment

Property and equipment was composed of the following at December 31:

	2010	2009
Office Equipment	$10,131	$10,131
Furniture and Fixtures	36,221	20,434
	46,352	30,565
Less: accumulated depreciation	(12,408)	(5,773)
Total	$33,944	$24,792

Depreciation expense of property and equipment was $6,635 and $5,773 for the years ended December 31, 2010 and 2009, respectively.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Related Party Transactions

Mr. William R. Sasso, a former member of the Board of Directors, who served on the Company’s Board of Directors until October 2010, has participated as an investor in certain private placements conducted by the Company.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. In February 2010, we issued 529,625 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee. In May 2010, the Company issued 625,000 shares of common stock, valued based upon the value of the services provided, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. As of December 31, 2010 and 2009, there was $152,276 and $177,250 due SRSY, respectively, and the Company incurred expenses of $94,025 and $251,965 for the years ended December 31, 2010 and 2009, respectively.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock which was based upon the fair market value of the common stock at the end of the month for a six-month period ended December 31, 2009, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the Board of Directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010. In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term which expired on December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms. As of December 31, 2010, the Company issued 1,250,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $99,250 of expense relating to these transactions during the year ended December 31, 2010, which was based upon the fair market value of the common stock on the date of the agreement.

On April 29, 2009, the Company’s former Chief Executive Officer purchased 600 shares of Series A Preferred Stock in the Company’s private offering of such securities, which shares of preferred stock were converted into an aggregate of 1,000,000 shares of common stock in July 2009.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. The Company has purchased under this agreement approximately $1,489,000 and $1,234,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, there was approximately $357,000 and $88,000, respectively, due to Z-H. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

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

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000. However, the base salary shall increase annually by an amount determined by the Board or Compensation Committee, based on benchmarks set by the Board or Compensation Committee. In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined in the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. During the year ended December 31, 2010, the Company incurred $360,000 of expense relating to these transactions, which was valued based on the fair market value of the common stock on the date of the agreements.

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.  In February 2009, Company issued to Mr. Kelly an aggregate of 416,667 shares of common stock of the Company, which shares were issued at a per share price of $0.06.   In March 2009, the Company sold and issued to Mr. Kelly an aggregate of 1,666,667 shares of common stock of the Company, which shares were issued at a per share price of $0.06. In addition, in May 2009, Mr. Kelly purchased an aggregate of 600 shares of the Company’s Series A Preferred Stock which shares converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our articles of incorporation to increase our authorized number of shares of common stock in July 2009. Further, in November 2009, Mr. Kelly purchased an aggregate of 1,000,000 shares of common stock, which shares were issued at a per share price of $0.06. In May 2010, Mr. Kelly purchased an aggregate of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of common stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly.

Since the beginning of the Company’s 2009 fiscal year, Mr. John J. Hewes, a member of the Company’s Board of Directors, has participated as an investor in certain private placements. In May 2009, Mr. Hewes purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. In May 2010, Mr. Hewes purchased an aggregate of 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. As of December 31, 2010, Mr. Hewes beneficially owns 6,083,333 shares of common stock, and owns warrants to purchase 2,500,000 shares of common stock.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Related Party Transactions (continued)

On July 16, 2009, the Company entered into a distribution agreement with Canada Dry Bottling Company of New York pursuant to which the distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products bearing the Company’s trademarks covered by the distribution agreement in the New York City metropolitan area. The Chief Executive Officer of the Distributor, Mr. William Wilson, is the brother of the Company’s former Chief Executive Officer. The entire Board of Directors of the Company, in considering the distribution agreement, was aware of and considered this relationship in determining to approve the distribution agreement. Additional information about the distribution agreement is set forth in greater detail at Note 12 of these financial statements.

Mr. William R. Sasso, a member of our Board of Directors, has participated as an investor in certain private placements conducted by Skinny Nutritional Corp. In January 2009, Mr. Sasso purchased an aggregate of 1,250,000 shares of common stock of the Company, which shares were issued at a per share price of $0.04. In addition, in May 2009, Mr. Sasso purchased an aggregate of 500 shares of the Company’s Series A Preferred Stock which shares automatically converted into 833,333 shares of common stock upon the approval of our shareholders of the amendment to our Articles of Incorporation to increase our authorized number of shares of common stock in July 2009. Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel.

Since March 2008, Mr. Pasquale W. Croce, Jr., formerly a beneficial owner of more than 5% of our outstanding common stock, has served on the Company’s Board of Advisors and through an affiliated entity entered into a consulting agreement with the Company pursuant to which he agreed to endorse and advertise the Company’s products. In consideration for these services, the Company agreed to pay a royalty equivalent to $1.00 for each case of endorsed product sold by the Company for the duration of his endorsement services. In March 2008, the Company granted Mr. Croce warrants to purchase 3,000,000 shares of common stock exercisable at $.05 per share, in consideration of his agreement to serve on the Company’s Advisory Board and for providing marketing services for the Company’s products. In addition, in May 2009, Mr. Croce agreed to waive future royalties under the consulting agreement and in consideration thereof we granted him 2,500,000 common stock purchase warrants exercisable at $.05 per share for a stock based compensation expense to the Company of $288,070 during the year ended December 31, 2009. Further, on August 14, 2009, the Board approved a grant of 2,000,000 warrants to Mr. Croce in consideration for his services on our Advisory Board and for additional consulting services rendered. These warrants are exercisable for a period of five years at a per share exercise price equal of $0.06 for a stock based compensation expense to the Company of $179,648 during the year ended December 31, 2009.

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

On August 14, 2009, the Company’s Board of Directors agreed to amend all option awards granted to the Company’s Chief Executive Officer in order to provide that such options shall, following any termination of his employment with the Company, other than for cause (as such term is defined in the Company’s 2009 Equity Incentive Compensation Plan), be deemed immediately vested in full and exercisable for the duration of the original stated term of such options. In addition, on such date, the Board also agreed to amend certain outstanding warrant agreements to include a provision permitting the cashless exercise of such warrants in the event that there is not an effective registration statement covering the resale of the underlying warrant shares. Consistent with this agreement, the Company amended the warrant agreements previously issued to the Company’s Chief Executive Officer, Pasqual Croce (together with Liquid Mojo LLC, at that time, a holder of more than 5% of the Company’s common stock) and two consultants. Mr. Croce and Liquid Mojo collectively held warrants to purchase 5,500,000 shares of common stock which were covered by this amendment. Mr. Wilson and Mr. Zuckerman held warrants to purchase an aggregate of 4,500,000 and 1,500,000 shares of common stock, repectively, which were covered by this amendment. The warrants held by other consultants covered by this amendment are exercisable for 1,000,000 shares of common stock.

In March of 2009 Michael Zuckerman, a current Board of Director member, was granted 1,000,000 warrants at $0.08 which expire in 2014.

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor “Nordon”, in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a member of the Company’s Advisory Board.  As of December 31, 2010 and 2009, there was $1,072 and $2,877 due Nordon, respectively, and the Company incurred expenses of $93,236 and $33,242 for the years ended December 31, 2010 and 2009, respectively.

 SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Sale of Equity Securities

Commencing in November 2008, a private offering was conducted pursuant to which the Company sought to raise an aggregate amount of $1,875,000 of shares of common stock (the “November Offering”). On February 5, 2009, the Company completed the November Offering. Total proceeds in the November Offering for common shares issued in 2009 was $1,199,203, net of offering costs. Total proceeds received in 2009 and 2008 relating to the November offering was $1,867,690. There were 21,230,418 common shares issued in 2009. In connection with the November Offering, the Company’s former Chief Executive Officer, Chief Financial Officer and Chairman agreed not to exercise a total of 12,000,000 options and 2,000,000 warrants beneficially owned by them until such time as the Company’s stockholders adopt an amendment to its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock. The Company agreed to pay commissions to registered broker-dealers that procured investors and issue such persons warrants to purchase such number of shares that equals 10% of the total number of shares actually sold in the November Offering to investors procured by them. Agent warrants are exercisable at the per share price of $0.07 for a period of five years from the date of issuance. We paid total commissions of $20,959 and issued agent warrants to purchase 349,317 shares of common stock.

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

 SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Sale of Equity Securities (continued)

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. The Company's Statements of Cash Flows reflects the issuance of preferred stock in the Offering of $1,430,000, net of offering costs, since subscriptions for $510,000, net of offering costs, were released to the Company from escrow in July 2009, subsequent to the Company increasing the number of authorized shares of common stock on July 6, 2009, which triggered the automatic conversion of preferred shares to common. Therefore, the Company issued 8,916,667 common shares in lieu of 5,350 preferred shares. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of Common Stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. As of December 31, 2010, holders of 18,430 shares of Series A Preferred Stock had received 30,716,667 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

The Series A conversion price represented a discount from the estimated fair value of the common stock at the time of issuance. Accordingly, the discount amount is considered incremental yield ("the beneficial conversion feature") to the preferred stockholders and has been accounted for as a deemed dividend of approximately $1.38 million and has been included in the calculation of net loss applicable to common stockholders for the year ended December 31, 2009.

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

Note 9 - Sale of Equity Securities (continued)

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

Subsequently, in October 2010, the Company commenced a private offering (the “ October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company has entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. As of December 31, 2010, 19,766,667 shares of common stock has been issued for total proceeds of $545,287, net offering costs of $47,713.  As of December 31, 2010 the Company had received $442,750 in proceeds of which the shares were issued subsequent to the 2010 fiscal year. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock earned under this arrangement were $65,675 and 1,194,583 shares, respectively.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

Note 10 - Other Common Stock Transactions

During the year ended December 31, 2010, the Company issued 2,315,000 shares of common stock, worth approximately $150,000 valued at the fair value of the stock on the effective date of the consulting agreement, to a consultant for services rendered.   In March 2010, the Company issued 100,000 shares of common stock to a financial consultant in consideration of services rendered in connection with our 2009 private placement. In addition in 2009 the Company issued to this consultant 510,000 shares of common stock, worth approximately $31,000 valued at the fair value of the stock on the effective date of the consulting agreement.

On March 20, 2008, the Company established an Advisory Board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its advisory board: Pat Croce, Ron Wilson and Michael Zuckerman. In December 2008, we appointed Mr. Wilson as our Chief Executive Officer and President. In fiscal 2010, the Company reconstituted the Advisory Board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its Advisory Board.   Currently these four individuals comprise the Advisory Board.  In consideration for their agreement to serve on our Advisory Board, the Company granted Mr. Arakelian warrants to purchase 100,000 shares of common stock, valued at approximately $6,000, and issued each of the other new appointees 250,000 restricted shares of common stock, or an aggregate of 750,000 shares of common stock, valued at approximately $39,000, which was based upon the fair market value of the common stock on the date of grant. The warrants granted to Mr. Arakelian are exercisable for a period of four years at an exercise price of $0.06 per share.

In May 2009, convertible debentures in the aggregate principal amount of $4,000, and $1,550 in interest, was converted into 92,500 shares of common stock at a conversion rate of $.06 a share.

In June 2010, the Company entered into a sponsorship agreement, to sponsor the H2O tour, with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company issued 1,250,000 shares of restricted common stock and agreed to pay in the aggregate $150,000 payable in three equal installments.  The total marketing expense recognized under this agreement through December 31, 2010 is approximately $179,000, which was valued and agreed upon  within the terms of the sponsorship agreement.

In June 2010, we agreed to grant up to 250,000 shares of restricted common stock to a consultant which shares may be issued upon the occurrence of certain milestones. We also agreed with this consultant that it may elect to receive the consulting fees due under the agreement in restricted shares of common stock in lieu of the payment of cash fees.  As of December 31, 2010, 100,000 shares were issued under this agreement.  During the year ended December 31, 2010, the Company incurred approximately $7,000 of consulting expense relating to this transaction, which was based upon the fair market value of the stock on the date of the agreement.

On July 14, 2010, the Company granted 250,000 shares of restricted stock to each of its three newly elected directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman.   The Company recognized approximately $49,000 of expense, which was valued based upon the fair value of the stock on the date of the grant.  In August 2010, the Company issued 250,000 shares of common stock to Mr. William R. Sasso, who was a member of the Company’s Board of Directors at the time of such grant, in consideration of his service on the Board.  These shares were valued at approximately $16,000, which was based upon the fair value of the shares on the date the Board of Directors approved the stock grant.  These shares were in addition to the 250,000 shares issued for board services in 2009, which shares were valued at approximately $22,000, which were valued based upon the fair value of the stock on the date of the grant.

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

During 2010, the Company issued 1,783,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant.

In 2009, the Company issued 1,082,611 shares of common stock to two vendors in lieu of marketing services valued at approximately $70,000, which value was based upon the cost of  services provided.

In 2009, the Company issued 534,382 shares of common stock to these customers, in consideration of contract terminations, valued approximately $58,000, which value was based upon the terms of the distribution agreement.

In 2009 the Company issued 1,000,000 share of common stock in lieu of office rent, of $50,000.

Note 11 - Debt Obligations

In April 2007, the Company entered into a fully secured, short-term loan arrangement with Valley Green Bank in the amount of $340,000. Interest was payable monthly at the rate of 8.25% per annum. As of December 31, 2010, the balance of the loan has been paid in its entirety. The balance outstanding as of December 31, 2009 was $45,924.

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through February 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of December 31, 2010 and 2009, $811,753 and $321,815 was outstanding, respectively.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

Note 12- Licensing and Agreements

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a dietary supplement called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Shot™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we originally agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. We are currently in arrears on our obligation to Peace Mountain and are currently in discussions to extend our time to make the remaining payments of approximately $169,000 due to them.  In connection with the acquisition of these assets, we and Peace Mountain entered into a Trademark Assignment Agreement and Consulting Agreement, settling a prior dispute between the parties and avoiding pending arbitration proceedings.  Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share.

On July 16, 2009, we entered into a distribution agreement with Canada Dry Bottling Company of New York  under which the distributor has been appointed as the Company’s exclusive distributor of Skinny Water and other products in the New York City metropolitan area. The Company also granted the distributor a right of first refusal to serve as the Company’s exclusive distributor in the territory for new or additional beverages that it wishes to introduce in the territory. Distributor will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreement. Under this distribution agreement, the Company agreed to pay a specified amount to the distributor for any sales of products made by the Company in the territory to customers that do not purchase products from outside distributors.  In addition, the Company agreed to cover a minimum amount for slotting fees during the initial term of the distribution agreement. The distribution agreement may be terminated by the Company due to a material breach of the agreement by or the insolvency of the distributor, subject to notice and cure provisions. The distributor may terminate the distribution agreement at any time upon written notice. Following any termination, the Company will purchase or cause a third party to purchase all inventory and materials that are in good and merchantable condition and are not otherwise obsolete or unusable. The price to be paid for such materials shall be equal to the distributor’s laid-in cost of all such inventory and materials. In the event the Company elects not to renew the distribution agreement at the end of the initial term or any renewal term and distributor is not otherwise in breach of the agreement with the time to cure such breach having expired, the Company shall pay distributor, a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the distribution agreement. The agreement is a multi-year contract with automatic renewal provisions, unless either party provides notice of non- renewal.   The agreement also provides for customary covenants by the parties regarding insurance and indemnification.

During fiscal 2010, the Company entered into multi-year distribution agreements with a number of independent regional beverage distributors in new markets. For example, in May 2010, the Company entered into a distribution agreement with Polar Beverages under which we appointed them as our exclusive distributor of Skinny Water and other products in New England and parts of New York. Subsequently, in September and October of 2010, the Company further expanded its distribution network by entering into agreements with Columbia Distributing and Fremont/Admiral Beverage Corp.  Columbia Distributing services the states of Oregon and Washington, and Fremont/Admiral Beverage Corp services the states of Alaska, Utah, Wyoming, New Mexico, and parts of Colorado and Texas.  In each case the distributors will use reasonable efforts to promote the sale of the products in the territory; however, no performance targets are mandated by the distribution agreements. Under the distribution agreements, we agreed to pay specified amounts to the distributor as an “invasion fee” and agreed to cover a minimum amount for slotting fees during the initial term of the agreement. In the event the Company elects not to renew a distribution agreement at the end of the initial term or any renewal term and the distributor is not otherwise in breach of the agreement with the time to cure having expired, the Company will pay them a termination penalty based on a multiple of its gross profit per case, as calculated pursuant to the terms of the agreement.

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we exercise a right to terminate for convenience, or if we elect not to renew and the distributor is not in breach. We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause.

Note 13 - Cash Deposited in Financial Institutions

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits.  The Company has not experienced any losses on such accounts.

Note 14 - Concentration of Credit Risk

Two customers accounted for approximately 27% of the Company’s total revenue in 2010 and 2009, representing 0% and 16% of the Company’s total accounts receivable as of and for the years ended December 31, 2010 and 2009.

Three suppliers accounted for 48% of the Company’s purchases in 2010 and one supplier accounted for 18% of the Company’s purchases in 2009, representing 42% and 10% of the Company’s total accounts payable as of and for the years ended December 31, 2010 and 2009.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 15 - Income Taxes

ASC Topic 740-10, Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2010, the Company has available unused operating loss carryforwards of approximately $32,871,000 which may be applied against future taxable income and which expires in various years between 2016 and 2030.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a “more likely than not” threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

A reconciliation of expected income tax at the statutory rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2010	2009

Expected income tax benefit at statutory rate (34%)	(2,351)	(1,649)
State taxes, net of federal benefit	(388)	(272)
Permanent differences:
Incentive stock options	458	422
Other	15	14
Reconciliation of deferred tax beginning balances	254
Effect of state rate revision applied to deferred taxes	139
Effect of change in valuation allowance	1,873	1,485
Total	0	0

Significant components of the net deferred tax asset (liability) at December 31 (in thousands) were as follows:

	2010	2009

Stock Warrants and options	1,127	1,455
Reserve Accounting	105	120
Depreciation and Amortization	(29)	4
Accrued Expenses and Other	13	458
Loss Carryforwards	8,805	6,111
	10,021	8,149
Less: Valuation Allowance	(10,021)	(8,149)
	-	-

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2010 and 2009 since management does not believe that it is more likely than not that these assets will be realized.

Deferred income taxes are provided based on the provisions of ASC 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.  The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax provisions.

Note 16 - Stock Options

As of December 31, 2010, the Company has two share-based compensation plans, which are described in detail below. The compensation cost that has been charged against operations for those plans was $1,068,195 and $1,131,351 for the years ended December 31, 2010 and 2009, respectively.

The Board of Directors initially adopted an Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by the stockholders on December 21, 2001. The 1998 Plan terminated ten years from the date of its adoption by the Board. The Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval for the amendment of the Plan to increase the number of shares authorized for issuance from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006.  The Company may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2010, 19,400,000 options were issued and outstanding under the 1998 plan. Awards under this plan were made by the Board of Directors or a committee of the Board.

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

NOTES TO FINANCIAL STATEMENTS

Note 16 - Stock Options (continued)

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

In July 2009, 2,600,000 options were granted to certain employees under the 2009 Plan, including 2,000,000 options granted to the Company’s former Chief Executive Officer. The exercise price of such options is equal to the fair market value of the Company’s common stock on the date the options were granted.  The stock based compensation related to these options was approximately $85,000 and $83,000 for the years ended December 31, 2010 and 2009, respectively.

On August 14, 2009, the Board of Directors approved the grant of 7,550,000 options under the 2009 Plan, including grants of 2,000,000 options to each of Messrs. Wilson, McDonald and Salaman.  All options are exercisable at the closing price on the date of grant for a period of five years and vest as follows: 25% on the date of grant and 25% on each of the subsequent three anniversary dates thereafter; provided, however, in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. Accordingly, of these options, 1,887,500 of the options were granted for prior services and vested immediately. The remaining 5,662,500 options were issued for future services and will vest 25% on each anniversary date of the grant until fully vested.  Based on the Company’s results for 2009, the foregoing option awards were reduced by 1,887,500 options to reduce the number by 25%.  The stock based compensation expense related to these options was approximately $164,000 and $194,000 for years ended December 31, 2010 and 2009, respectively.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 16 - Stock Options (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model.  The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards.  The fair value of employee stock options was estimated using the following assumptions:

2009
Volatility	159.99% to 160.76%
Dividend Yield	0%
Expected term of options (in Years)	3.5
Risk-free interest rate	2.43% to 2.51%

As of December 31, 2010, there were 10,150,000 options issued and 7,662,500 options outstanding under the 2009 plan and a total of 27,062,500 options issued and outstanding under both of the Company’s plans.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 16 - Stock Options (continued)

The following table summarizes stock option activity:

		Weighted- Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2008	19,425,000	$0.22	$62,250

Granted	10,150,000	$0.10
Exercised
Forfeited or expired	(1,937,500)	$0.10

Outstanding at December 31, 2009	27,637,500	$0.19	$0

Granted
Exercised
Forfeited or expired	(575,000)	$0.10

Outstanding at December 31, 2010	27,062,500	$0.19	$0

A summary of the non-vested stock option activity is as follows:

		Weighted- Average
Non-vested shares	Shares	Grant Date Fair Value

Non-vested at December 31, 2008	11,895,000	$0.19

Granted	10,150,000	$0.08
Vested	(6,970,000)	$0.15
Forfeited	(1,925,000)	$0.08

Non-vested at December 31, 2009	13,150,000	$0.16

Granted
Vested	(8,512,500)	$0.16
Forfeited	(372,917)	$0.10

Non-vested at December 31, 2010	4,264,583	$0.22

There were 10,150,000 options granted during 2009. The weighted average grant date fair value of options issued during the year ended December 31, 2009 was equal to $0.10 per share. There were no options granted during 2010.

At December 31, 2010 and 2009, options to purchase 22,797,917 and 14,487,500 shares of common stock were exercisable and had an intrinsic value of $0, for each of the years then ended.

As of December 31, 2010 and 2009, there was $469,156 and $1,569,567, respectively of unrecognized compensation cost related to non-vested stock awards, which is expected to be recognized over a weighted-average amortization period of two years.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 17 - Stock Purchase Warrants

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2010 and 2009 were valued using the following assumptions:

	2010	2009
Volatility	154.88%	163.40%
Dividend Yield	0%	0%
Expected term of options (in Years)	4.0	5.0
Risk-free interest rate	2.38%	2.26%

In January 2010, the Company granted 100,000 warrants to an Advisory Board member in a private transaction in consideration of services rendered. These warrants are exercisable for a period of four years with an exercise price of $.06. The stock based compensation expense related to these warrants is approximately $6,000 for the year ended December 31, 2010.

As previously discussed, the Company granted 92,857 warrants to a selling agent in the August Offering, exercisable for a period of five years at a price of $0.07 per share, and an additional 2,666,666 warrants to its placement agent in connection with the May Offering, exercisable for a period of two years at a price of $0.10 per share.  Also, there were 26,666,667 warrants granted to investors in connection with the May Offering, exercisable for a period of two years at a price of $0.10 per share.

In 2009, the Company granted 3,000,000 warrants to two consultants, which warrants are exercisable at $0.08 per share for a period of five years. The stock based compensation expense related to these warrants was approximately $323,000 for the year ended December 31, 2009.

In May 2009, the Company entered into an agreement with Mr. Pasqual W. Croce, Jr. and Liquid Mojo, LLC (together, “Croce”), pursuant to which the parties agreed, subject to the conditions of this new agreement, to cancel the ongoing royalty obligation payable to Croce by the Company under the agreement entered into between the Company and Croce in February 2008. In consideration of the agreement by Croce to waive future royalties, the Company agreed to issue to Croce warrants to purchase an aggregate of 2,500,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The stock based compensation expense related to these warrants was approximately $288,000 for the year ended December 31, 2009. Further, in August 2009, the Company granted 2,000,000 warrants to this Advisory Board member in a private transaction in connection of services rendered. These warrants are exercisable for a period of five years with an exercise price of $.06 cents. The stock based compensation expense related to these warrants was approximately $180,000 for the year ended December 31, 2009.

Effective as of June 1, 2009, pursuant to the Consulting Agreement entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The stock based compensation expense related to these warrants was approximately $404,000 for the year ended December 31, 2009.

In January 2009, the Company granted 77,042 warrants to a selling agent relating to a prior year offering, exercisable for a period of four years at a price of $0.07 per share.

In September 2009 the Company issued 737,805 shares of common stock to one of our advisors and 764,912 to a selling agent in October 2009 upon the exercise of common stock purchase warrants pursuant to the cashless exercise provision contained in such warrants.

The following table summarizes stock warrant activity:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	17,077,723	$0.16

Granted	10,577,042	$0.06
Exercised	(2,862,500)	$0.05
Forfeited	(640,000)	$0.75

Outstanding at December 31, 2009	24,152,765	$0.11

Granted	29,526,190	$0.10
Exercised
Forfeited	(663,125)	$0.23

Outstanding at December 31, 2010	53,015,830	$0.10

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 18 - Commitments

On January 9, 2009, the Company entered into an agreement with Hallinan Capital Corp to sublease approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004.  The premises will serve as the Company’s new corporate headquarters.  The sublease agreement was amended on December 23, 2010 extending the expiration date through June 2012 provided that either party gives six months notice of its intention to terminate the lease to the other party.  In the event that neither party provides such notice, the sublease will continue on a month to month basis, with either party having the right to terminate at any time upon the provision of six months written notice.  The sublease will however, terminate without regard to such notice provisions upon the expiration or termination of the lease under which premises have been sublet to the Company.

The Company also has various equipment leases which are classified as operating leases.

Total rent expense for all operating leases for the years ended December 31, 2010 and 2009, was approximately $139,000 and $155,000, respectively.

Approximate future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more is as follows:

2011	$121,000
2012	69,000
2013	9,000

Total	$199,000

Note 19 - contingencies

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al. The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has filed to have the judgment moved to New Jersey.

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only.  The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark.  Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally.  Management does not believe that this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 20 - Subsequent Events

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company has issued 2,500,000 shares under this agreement and will issue 500,000 shares per month for a six-month period ending June  30, 2011.

In January 2011, the Company issued 20,000 shares of common stock to a  beverage distributor in consideration of entering into a termination agreement with the Company.

Further, in January 2011, the Company issued 4,000 shares of common stock to two employees for services performed.

As of January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

In February, 2011, 14,758,333 shares were issued from the October 2010 private placement in which $442,750, less offering costs of $48,962, of proceeds were received in 2010.

As of February 11, 2011, the Company entered into stock purchase agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.  Also, in February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and intends to use such proceeds for working capital and general corporate purposes.

Pursuant to the consulting agreement, the Company engaged the investor to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.   The Company has issued 2,500,000 under this arrangement.

In addition, on January 18, 2011, the Company awarded a member of its Board of Directors, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his board service.

On March 11, 2011, at the Company’s Special  Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.

In March 2011, the Company commenced a private offering on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription of right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are approximately $1,126,500, less offering costs of $21,900. The Company will use the proceeds from the March Offering for working capital and general corporate purposes, including the repayment of current payables.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.