Form 10-Q
period 2011-03-31
Skinny Nutritional Corp.
filed 2011-05-20
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
☐ Yes   ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 396,044,896 shares of common stock, $0.001 par value, issued and outstanding as of May 11, 2011.

SKINNY NUTRITIONAL CORP.

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, and our other reports filed with the Commission.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

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

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable, net	680,815	330,157
Inventory, net	327,371	395,799
Prepaid expenses and other current assets	103,942	92,497

Total Current Assets	1,112,128	818,453

Property and Equipment, net	32,148	33,944

Deposits	42,192	42,192

Trademarks	783,101	783,101

Total Assets	$1,969,569	$1,677,690

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$843,779	$811,753
Accounts payable	2,109,978	2,342,741
Accrued expenses	722,221	738,489
Advances on purchase of common stock	592,500	442,750

Total Current Liabilities	4,268,478	4,335,733

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 1,920 shares issued and outstanding at March 31, 2011 and December 31, 2010	2	2
Common stock, $.001 par value, 1,000,000,000 shares authorized, 390,958,877 shares issued and outstanding at March 31, 2011 and 354,176,544 shares issued and outstanding at December 31, 2010	390,959	354,177
Additional paid-in capital	36,006,275	34,814,868
Accumulated deficit	(38,696,145)	(37,827,090)

Stockholders’ Deficit	$(2,298,909)	(2,658,043)

Total Liabilities and Stockholders’ Deficit	$1,969,569	$1,677,690

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Revenue, Net	$1,611,515	$1,778,718

Cost of Goods Sold	1,060,358	1,194,427

Gross Profit	551,157	584,291

Operating Expenses
Marketing and advertising	613,331	775,419
General and administrative	752,417	811,173

Total Operating Expenses	1,365,748	1,586,592

Loss from Operations	(814,591)	(1,002,301)

Other Income (Expense)
Interest expense	(79,464)	(34,572)
Other income	25,000	-

Total Other Income (Expense)	(54,464)	(34,572)

Net Loss	$(869,055)	$(1,036,873)

Weighted average common shares outstanding, basic and diluted	368,062,310	222,975,365

Net loss per share attributable to common stockholders, basic and diluted	$(.00)	$(.00)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$(37,827,090)	$(2,658,043)

Options issued in exchange for services					145,741		145,741

Issuance of common stock in exchange for services			7,024,000	7,024	231,636		238,660

Issuance of common stock (“October Offering”) $.03 per share net of offering costs ($48,962)			14,758,333	14,758	379,030		393,788

Issuance of common stock, $.03 per share			15,000,000	15,000	435,000		450,000

Net loss for the three months ended March 31, 2011						(869,055)	(869,055)

Balance, March 31, 2011	1,920	$2	390,958,877	$390,959	$36,006,275	$(38,696,145)	$(2,298,909)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(869,055)	$(1,036,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	(46,329)	(1,270)
Depreciation	1,796	1,530
Options issued for services	145,741	276,208
Warrants issued for services	-	5,768
Common stock issued for services	238,660	132,933
Amortization of deferred financing costs	-	78,917
Changes in operating assets and liabilities:
Accounts receivable	(304,329)	(354,437)
Inventories	68,428	(69,271)
Prepaid expenses and other current assets	(11,445)	(2,652)
Accounts payable	(232,763)	659,475
Accrued expense	(16,268)	11,226

Total Adjustments	(156,509)	738,427
Net Cash Used In Operating Activities	(1,025,564)	(298,446)

Cash Flows from Financing Activities:
Proceeds from revolving line of credit, net	32,026	206,829
Repayment of note payable	-	(20,000)
Common stock issued, net of offering costs	993,538	-

Net Cash Provided by Financing Activities	1,025,564	186,829

Net Decrease in Cash	-	(111,617)

Cash – Beginning	-	190,869

Cash – Ending	$-	$79,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$79,464	$34,572

NON-CASH OPERATING ACTIVTIES

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of tangible property valued at $50,000.  The Company had not received the equipment as of March 31, 2010 and therefore has recorded the property value as prepaid expense.

NON-CASH FINANCING ACTIVTIES

The Company has received proceeds of $592,500 relating to the purchase of common stock which has not been issued as of March 31, 2011. This amount has been recorded as advance on purchase of common stock.

 The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND OPERATIONS

Skinny Nutritional Corp. (the “Company”), is incorporated  in Nevada and its operations are located in Pennsylvania.

The Company is the exclusive worldwide owner of several trademarks for the use of the term “Skinny.” The Company develops and markets a line of beverages, all branded with the name “Skinny” that are marketed and distributed primarily to calorie and weight conscious consumers.

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our interim financial position, results of operations and cash flows.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year ended December 31, 2010 condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 9, the Company has no other current firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings, including the financing described in Note 9.

As of March 31, 2011, the Company had a working capital deficiency of $3,156,350, an accumulated deficit of $38,696,145, stockholders’ deficit of $2,298,909 and no cash on hand. The Company had net losses of $869,055 for the three months ended March 31, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of May 16, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $935,478 of its available $2,000,000 line.     During 2011, the Company has raised an additional $2,401,500, less offering costs of approximately $29,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first quarter of 2011 the Company has issued 7,024,000 shares of common stock in lieu of approximately $239,000 in services.  During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

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

If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, the Company will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of capital on terms that are acceptable to the Company, if at all. These factors raise substantial doubt of the Company’s ability to continue as a going concern.

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 -    INVENTORY

The components of inventories are as follows:

	March 31, 2011	December 31, 2010

Raw Materials	$244,391	$249,983
Finished Goods	95,200	202,996
	339,591	452,979
Reserve for slow moving and obsolescence	(12,220)	(57,180)
Total	$327,371	$395,799

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 5 -  RELATED PARTY TRANSACTIONS

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.   In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of common stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly.  These shares were issued during the three months ended March 31, 2011.

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant.  Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

In addition, on January 18, 2011, the Company awarded a member of its Board of Directors, Michael Zuckerman, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his Board service.  The value of these shares was approximately $70,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and intends to use such proceeds for working capital and general corporate purposes. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 2,500,000 shares under this arrangement through March 31, 2011. The value of these shares was approximately $88,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors.

Mr. William Sasso, a former member of the Board of Directors and current member of the Advisory Board is a partner at the law firm of Stradley, Ronon, Stevens and Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel.  As of March 31, 2011 and 2010, there was approximately $155,000 and $158,000 due SRSY, respectively, and the Company incurred expense of approximately $2,000 and $40,000 for the three months ended March 31, 2011 and 2010, respectively.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones.  As of March 31, 2011 and 2010, there was approximately $139,000 and $332,000 due Z-H, respectively, and the Company purchased approximately $237,000 and $450,000 for the three months ended March 31, 2011 and 2010, respectively.  Although the Company is required to purchase all of its bottle requirements from Z-H under this arrangement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 -  CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through February 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of March 31, 2011, the Company had $843,779 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2010, the Company has available unused operating loss carryforwards of approximately $32,871,000 which may be applied against future taxable income and which expire in various years between 2016 and 2030.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at March 31, 2011 were 390,958,877.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at March 31, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

During the three months ended March 31, 2011, we granted and issued additional shares of common stock and other equity securities as described below and in Notes 5 and 9 to these condensed financial statements.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company will issue 2,500,000 shares of common stock during the first month of the contract and issue 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through March 31, 2011, the Company has issued 2,500,000 shares under this agreement. The value of these issued shares was approximately $80,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company.  The value of these issued shares was approximately $1,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, in January 2011, the Company issued 4,000 shares of common stock to two employees for services performed.

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period.  As of March 31, 2011, no shares were issued under this agreement.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 9 - SALE OF EQUITY SECURITIES

In October 2010, the Company commenced a private offering (the “ October Offering ”) pursuant to which it offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the three months ended March 31, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962.  In connection with this offering the Company will issue 1,194,583 shares of common stock to a registered broker dealer who served as a selling agent in conjunction with the offering.

As of February 11, 2011, the Company entered into stock purchase agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.

As previously discussed in Note 5, in February 2011, the Company entered into a securities purchase agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement.

In March 2011, the Company commenced a private offering (the “ March Offering” ) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are $1,951,500, including $592,500 received by March 31, 2011, less an aggregate of $28,900 in offering costs, for a total of 65,050,000 shares of common stock, to be issued, of the Company. There was $330,000 of the total proceeds raised that were received from related parties in connection with this offering. In addition, registered broker dealers who served as selling agents have earned 481,667 shares of common stock to date.  No shares of common stock have been issued under this arrangement as of March 31, 2011.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 10 - STOCK PURCHASE WARRANTS

As previously discussed, in February, 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the Company issued to this investor, Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2011 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	53,015,830	$0.10

Granted	20,000,000	$0.04
Exercised	-
Forfeited	(225,000)	$0.28

Outstanding at March 31, 2011	72,790,830	$0.11

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

The carrying amount reported in the condensed balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

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

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only.  The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark.  Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally.  Management does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 13 - CONCENTRATIONS

Three customers accounted for approximately 14%, 17% and 10% of the Company's total revenue for the three months ended March 31, 2011 and three customers accounted for approximately 16%, 12% and 20% of the Company's total revenue for the three months ended March 31, 2010, representing 8%, 13% and 9% and 14%, 0% and 15% of the Company's total accounts receivable as of March 31, 2011 and 2010.

Three suppliers accounted for approximately 14%, 19% and 17% of the Company's total purchases for the three months ended March 31, 2011 and three suppliers accounted for approximately 23%, 11% and 25% of the Company's total purchases for the three months ended March 31, 2010, representing 13%, 16% and 7% in 2011 and 21%, 10% and 21% in 2010 of the Company's total accounts payable as of March 31, 2011 and 2010.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

 NOTE 14-  SUBSEQUENT EVENTS

The Company has issued 1,000,000 shares of common stock to a consultant for services rendered relating to an agreement that was entered into during the three months ended March 31, 2011.

In April and May 2011, the Company issued an aggregate of 1,363,636 shares of common stock to Mr. Bakhshi relating to the aforementioned consulting agreement.

In April 2011, the Company agreed to issue 150,000 shares of stock to a consultant for legal services rendered.  No stock has been issued under this arrangement.

In April 2011, the Company agreed to issue to our law firm Stradley, Ronon, Stevens & Young 1,250,000 shares which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $56,000 in outstanding fees owed to such firm.  No stock has been issued under this arrangement.

In March 2011, the Board of Directors approved and the Company subsequently issued, in April 2011, 1,527,800 shares of common stock to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000.

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm.  This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms.  As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule:  (A) for the first 30 days period during the initial term, the Company will issue to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term.   No shares have been issued under this agreement.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  On May 16, 2011, the first payment was made under this arrangement.  In addition, the Company has agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock.  No stock has been issued under this arrangement.

In May 2011, the Company issued 1,194,583 shares of common stock to a broker-dealer for commissions earned relating to the October Offering.

The Company evaluates events that have occurred after the condensed balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our condensed financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described elsewhere in this report and listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

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

Since our formation and prior to 2006, our operations were devoted primarily to startup and development activities, including obtaining start-up capital; developing our corporate hierarchy, including establishing a business plan; and identifying and contacting suppliers and distributors of conventional beverages. A majority of the Company’s resources have been devoted to product development, marketing and sales activities regarding the product line of Skinny products, including the procurement of a number of purchase orders from distributors.

Our Current Products

We operate our business in the rapidly evolving beverage industry and are currently focused on developing, distributing and marketing beverages. Through the year ended December 31, 2010 and during the present fiscal year, the Company principally operates through marketing and distributing of the “Skinny Water®” line of waters.

Our Skinny Water product line currently includes eight flavors, consisting of Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), Goji Black Cherry (Shape) and Kiwi Lime (Active). We introduced our “Sport” line of waters during the second quarter of fiscal 2010. We are also developing new product extensions with zero calories, sugar and sodium with no preservatives.

Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins and antioxidants. To market this product, we had relied on the licenses from Peace Mountain Natural Beverages Corp. (“Peace Mountain”).  As previously reported, in July 2009, we completed the purchase of certain trademarks and other intellectual property assets from Peace Mountain, including the trademark “Skinny Water”.  Skinny Water® contains no calories or sugar, and has no preservatives or artificial colors.  Skinny Water’s Raspberry Pomegranate flavor features the all natural, clinically tested ingredient, Hydroxycitric Acid (“Super CitriMax”) plus a combination of calcium, potassium and ChromeMate®. Super CitriMax has been shown to suppress appetite without stimulating the nervous system when used in conjunction with diet and exercise. ChromeMate® is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate. We obtain these ingredients from Interhealth Nutraceuticals.

In addition, the Company is currently developing a version of Skinny Water with a natural, zero-calorie sweetener, and an electrolyte enhanced purified water expected to be available later this year.

Our current business strategy is to develop and maintain current regional distribution relationships with larger distributors such as our agreements with Canada Dry-affiliated distributors and Polar Beverage Co. and establish and maintain relationships with national and regional retailers such as Target Corporation. We intend to continue to focus on establishing a market for the Skinny beverages in markets across the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the Company’s products into retail and direct store delivery (DSD) distribution channels.

We are focused on continuing to expand our distribution of our line of   Skinny Waters ®. Skinny Water is currently distributed by 47 distributors across the country, as well as Ireland and Bermuda.  In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”-branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses, subject to minimum case volume sales requirements. We do not expect the licensee to introduce product in the licensed territory until 2012.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage industry. We will sell these products through international retailers, national retailers and local or regional distributors.   Presently, we have been focused on, and will continue to increase existing product lines and further develop our markets. Presently, we have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores for the retail sale of Skinny Water. Based on current retail authorizations, management believes that the Company's products are available through retail accounts with approximately 13,000 store locations throughout the contry. In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make and the availability of our products through various retailers may fluctuate over time.

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

Acquisition of Trademarks

The Company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain  to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake®”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010.  In May 2011, we reached an agreement with Peace Mountain to revise the payment schedule for our remaining obligation under the Intellectual Property Asset Purchase agreement and related consulting agreement. Pursuant to this revised arrangement, we agreed to repay a remaining amount of approximately $176,000 under the Asset Purchase Agreement in equal monthly installments commencing May 15, 2011 and through December 15, 2011.  In addition the Company has agreed to settle all legal expenses relating to the settlement by issuing 250,000 restricted shares of the Company’s common stock. The parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. The amounts due under the consulting agreement of approximately $25,000 will also be made in three equal monthly installments beginning May 15, 2011. Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The Company has also registered the trademark Skinny Water® in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero™ in the European Union.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Water Sport™ product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Bars and Smoothies.

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

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts and distributor relationships. We will use a combination of sampling, print, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure and to increase sales.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility. For example, during the quarter ended June 30, 2010, we entered into a sponsorship agreement for the Brad Paisley H20 Tour which lasted until February 2011 in numerous markets across the United States.  In addition, in June 2010, we were a sponsor of the LPGA Shop Rite Classic golf tournament.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through retailers that include convenience stores, supermarkets, drug stores and club stores.  Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 13,000 chain stores and in numerous independent stores around the country.  As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 47 DSDs across the United States. Currently we have been authorized to sell Skinny products in Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores.   We are also seeking to develop sales channels with institutional customers, such as school districts, food service providers and the military. Further, we are also exploring international markets for the distribution of our product line.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Baltimore, Washington, D.C., Chicago, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the three months ended March 31, 2011, our marketing expenditures were $613,331 as compared to $775,419 for the prior period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2011 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 47 DSDs across the United States.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain.   The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates and undertakes payments of any slotting fees that are required for product placement.

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

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers.  In addition, we often agree to pay specified amounts to our distributors as an “invasion fee” if the integrity of their contractually defined territory is breached. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. Typically this fee is based upon a set price per case delivered into the territory and is based on a multiple of its gross profit per case.  We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause.

Results of Operations: Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Net revenues were $1,611,515 for the three months ended March 31, 2011, (net of billbacks of $206,847 and slotting fees of $40,271) as compared to $1,778,718 for the three months ended March 31, 2010 (net of billbacks of $125,982 and slotting fees of $59,700).  This decrease reflects decreased product sales as a result of inadequate capital to fund larger inventory purchases in the early part of the first quarter to meet customer demand.

Gross profit was $551,157 for the three months ended March 31, 2011 as compared to $584,291 for the three months ended March 31, 2010, due to our continuing emphasis on managing our cost of goods sold in bottling, raw material costs, through reformulation, and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer. Gross profit percentage increased 1.4% reflecting the savings due to our product reformulation.

Marketing and advertising expense was $613,331 for the three months ended March 31, 2011 as compared to $775,419 for the three months ended March 31, 2010 reflecting the Company’s efforts to more cost-effectively establish the Skinny brand with retailers and distributors, focusing on key marketing initiatives in relationship to our case sales and seasonality.  The Company allocates funds for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This includes expenses consisting of advertising, sampling events, promotions and couponing.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $752,417 for the three months ended March 31, 2011 as compared to $811,173 over the same period in 2010. A significant portion of the expense is primarily due to non-cash expenses of $339,868 and $494,086 for the three months ended March 31, 2011 and 2010, respectively.

Operating expenses were $1,365,748 for the three months ended March 31, 2011 as compared to $1,586,592 for the three months ended March 31, 2010.  The costs were associated with marketing expense to more cost-effectively expand the Skinny Water flavors, as described above, along with the cost of marketing, sampling, couponing and advertising for the new expanded territories, along with the costs of the non-cash items of $339,868 for the allowance for returns and doubtful accounts, depreciation, employee options, and stock issued for services.

Interest expense was $79,464 for the three months ended March 31, 2011 as compared to $34,572 for the three months ended March 31, 2010 reflecting the increased borrowings from United Capital Funding under our factoring arrangement to manage our inventory and receivables along with the overall financing of the operations during the prior year first quarter.

The Company’s effective income tax rate for continuing operations differs from the statutory primarily because an income tax benefit was not recorded for the net loss incurred during the three months ended March 31, 2011 and 2010.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Net losses from operations were $869,055, for the three months ended March 31, 2011, inclusive of non-cash expenses of $339,868 as compared to a loss of $1,036,873, inclusive of non-cash expenses of $494,086 for the three months ended March 31, 2010.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 9 of the condensed financial statements, the Company has no other current firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings, including the financing described in Note 9 of the condensed financial statements.

As of March 31, 2011, the Company had a working capital deficiency of $3,156,350, an accumulated deficit of $38,696,145, stockholders’ deficit of $2,298,909 and no cash on hand. The Company had net losses of $869,055 for the three months ended March 31, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of May 16, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $935,478 of its available $2,000,000 line.    During 2011, the Company has raised an additional $2,401,500, less offering costs of approximately $29,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of common stock in exchange for services rendered in lieu of cash payment. During the first quarter of 2011 the Company has issued 7,024,000 shares of common stock in lieu of approximately $239,000 in services.  During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

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

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Cash Flow

At March 31, 2011, the Company had no cash on hand.  The Company utilizes its line of credit to manage its borrowing through cash collections at its factor, United Capital Funding. In addition the Company has raised $2,401,500, less offering costs of  approximately $29,000, during 2011 for working capital requirements and to sustain operations.  Cash on hand totaled $79,252 at March 31, 2010.  The change in cash primarily reflects our use of funds during the year for operations.

Operating Activities

Net cash used in operating activities totaled $1,025,564 for the three months ended March 31, 2011 as compared to $298,446 for the three months ended March 31, 2010. This is primarily attributable to net losses of $869,055, increase in accounts receivable balance of $304,329, cash used to decrease accounts payable by $232,763, which includes cash used to purchase and manufacture additional inventory in advance of the second quarter, partially offset by non-cash expense of $339,868.

Financing Activities

Net cash provided by financing activities totaled $1,025,564 for the three months ended March 31, 2011 and $186,829 for the prior year period. Cash provided by financing activities was primarily from the sale of our securities in our private placement and to individual stock purchase agreements entered into during the three months ended March 31, 2011.  We did not raise capital through the sale of Company stock during the three months ended March 31, 2010.

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe our anticipated cash flows as of the date of this report is only sufficient to meet our expected cash needs for working capital and capital expenditures for a period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 9 of the condensed financial statements, we currently have no other firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2010, filed with the SEC on April 15, 2011, citing recurring losses and negative cash flows from operations. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

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

In October 2010, the Company commenced a private offering (the “ October Offering ”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the three months ended March 31, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962. In connection with this offering the Company will issue 1,194,583 shares of common stock to a registered broker dealer who served as a selling agent in conjunction with the offering.

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

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription of right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are $1,951,500, including $592,500 received by March 31, 2011, less an aggregate of $28,900 in offering costs, for a total of 65,050,000 shares of common stock, to be issued, of the Company. There was $330,000 of the total proceeds raised that were received from related parties in connection with this offering. In addition, registered broker dealers who served as selling agents have earned 481,667 shares of common stock to date.  No shares of common stock have been issued under this arrangement as of March 31, 2011.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

Other Transactions Impacting our Capital Resources

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through February 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of March 31, 2011 the Company had $843,779 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

Further, in January 2011, the Company issued 4,000 shares of common stock to two employees for services performed.

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company will issue 2,500,000 shares of common stock during the first month of the contract and issue 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through March 31, 2011, the Company has issued 2,500,000 shares under this agreement. The value of these issued shares was approximately $80,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, on January 18, 2011, the Company awarded a member of its Board of Directors, Michael Zuckerman, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his Board service.  The value of these shares was approximately $70,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In February 2011, the Company entered into a consulting agreement with Mr. Jon Bakhshi. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 2,500,000 shares under this arrangement through March 31, 2011.  The value of these shares was approximately $88,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “ Additional Services ”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors.

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at March 31, 2011 were 390,958,877.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at March 31, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011. On May 16, 2011 the first payment was made under this arrangement.   In addition, the Company has agreed to settle all legal expenses relating to the settlement by issuing 250,000 restricted shares of the Company’s common stock. No stock has been issued under this agreement as of the date of this report.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company.  The value of these shares was approximately $1,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock per and $3,500 cash fee per month to the firm for a four month period.  As of March 31, 2011, no shares were issued under this agreement.

In March 2011, the Board of Directors approved and the Company subsequently issued in April 2011, 1,527,800 shares of common stock to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our condensed financial statements and do not have any arrangements or relationships with entities that are not consolidated into our condensed financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to equity transactions.  With respect to the identified material weakness pertaining to the Company’s closing procedures, the Company will evaluate its policies and procedures and matrices to improve monitoring of these accounts balances and if necessary engage external consultants or hire employees to assist in those processes. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company will continue to engage an external consultant to assist the Company in undertaking its assessment in a timely manner.

During the quarter ended March 31, 2011, the Company was not able to address these matters and intends to add additional staff to assist in these processes.  No changes to internal controls over financial reporting have come to management’s attention during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below for the quarter ended March 31, 2011, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County (the “Court”) against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al.  The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has had the judgment moved to New Jersey, the state of incorporation of Bev Inc. The Company has also issued a writ of execution to Beverage Incubators, Inc. bank, and certain persons affiliated with Bev Net, seeking to compel the production of relevant financial information.

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only.  The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark.  Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally.  Management does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 15, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended March 31, 2011 other than those disclosed elsewhere herein and in previous SEC filings.

During the quarter ended March 31, 2011, we did not repurchase any shares of our common stock

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

In March 2011, the Company commenced a private offering (the “ March Offering” ) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. The offering is for an initial period expiring May 31, 2011. The total proceeds derived from this offering to date are $1,951,500, including $592,500 received by March 31, 2011, less an aggregate of $28,900 in offering costs, for a total of 65,050,000 shares of common stock, to be issued, of the Company. There was $330,000 of the total proceeds raised that were received from related parties in connection with this offering. In addition, registered broker dealers who served as selling agents have earned 481,667 shares of common stock to date.  No shares of common stock have been issued under this arrangement as of March 31, 2011. The Company used the net proceeds from the March Offering for working capital, repayment of debt and general corporate purposes.  The securities being offered have not been registered under the Securities Act or any state securities laws and will be offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act or any state Regulation D, promulgated thereunder.  Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, nor will there be any sales of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful.  The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

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

SKINNY NUTRITIONAL CORP.

May 20, 2011	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer