Form 10-Q
period 2011-06-30
Skinny Nutritional Corp.
filed 2011-08-15
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 540,458,017 shares of common stock, $0.001 par value, issued and outstanding as of August 10, 2011.

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

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable, net	935,367	330,157
Inventory, net	866,432	395,799
Prepaid expenses and other current assets	105,859	92,497

Total Current Assets	1,907,658	818,453

Property and Equipment, net	29,454	33,944

Deferred Financing Costs, net	1,545,104	-

Deposits	42,192	42,192

Trademarks	783,101	783,101

Total Assets	$4,307,509	$1,677,690

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$943,489	$811,753
Accounts payable	1,946,157	2,342,741
Accrued expenses	757,948	738,489
Convertible note payable	104,050	-
Advances on purchase of common stock	1,406,500	442,750

Total Current Liabilities	5,158,144	4,335,733

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 1,920 shares issued and outstanding at June 30, 2011 and December 31, 2010	2	2
Common stock, $.001 par value, 1,000,000,000 shares authorized, 485,079,479 shares issued and outstanding at June 30, 2011 and 354,176,544 shares issued and outstanding at December 31, 2010	485,080	354,177
Additional paid-in capital	39,887,383	34,814,868
Accumulated deficit	(41,223,100)	(37,827,090)

Stockholders’ Deficit	(850,635)	(2,658,043)

Total Liabilities and Stockholders’ Deficit	$4,307,509	$1,677,690

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		THREE MONTHS ENDED				SIX MONTHS ENDED
		JUNE 30,				JUNE 30,
		2011		2010		2011	2010
Revenue, Net		$2,113,229		$2,249,588		$3,724,744	$4,028,306

Cost of Goods Sold		1,689,289		1,694,468		2,749,647	2,888,895

Gross Profit		423,940		555,120		975,097	1,139,411

Operating Expenses
Marketing and advertising		1,060,322		1,471,284		1,673,653	2,246,703
General and administrative		1,279,434		1,128,311		2,031,851	1,860,567

Total Operating Expenses		2,339,756		2,599,595		3,705,504	4,107,270

Loss from Operations		(1,915,816)		(2,044,475)		(2,730,407)	(2,967,859)

Other Income (Expense)
Interest expense		(611,139)		(128,638)		(690,603)	(242,127)
Other income		-		-		25,000	-

Total Other Expense		(611,139)		(128,638)		(665,603)	(242,127)

Net Loss		$(2,526,955)		$(2,173,113)		$(3,396,010)	$(3,209,986)

Weighted average common shares outstanding, basic and diluted		405,138,792		305,638,745		386,798,884	298,265,610

Net loss per share attributable to common stockholders, basic and diluted	$	( .01)	$	( .01)	$	( .01)	$(.01)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$(37,827,090)	$(2,658,043)

Options – stock based compensation expense					301,848		301,848

Issuance of common stock for officers guarantees			41,202,766	41,203	2,018,936		2,060,139

Issuance of common stock in exchange for services			31,141,837	31,142	1,107,901		1,139,043

Issuance of common stock ( “October Offering ” ) $.03 per share net of offering costs ($48,962)			14,758,333	14,758	379,030		393,788

Issuance of common stock, $.03 per share			15,000,000	15,000	435,000		450,000

Issuance of common stock ( “March Offering” ) $.03 per share net of offering costs ($5,400)			28,799,999	28,800	829,800		858,600

Net loss for the six months ended June 30, 2011						(3,396,010)	(3,396,010)

Balance, June 30, 2011	1,920	$2	485,079,479	$485,080	$39,887,383	$(41,223,100)	$(850,635)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,396,010)	$(3,209,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	(747)	(24,817)
Depreciation	4,490	3,060
Options – stock based compensation expense	301,848	616,289
Warrants issued for services	-	5,768
Common stock issued for services	1,139,043	343,344
Amortization of deferred financing costs	515,035	157,832
Changes in operating assets and liabilities:
Accounts receivable	(604,463)	(843,192)
Inventories	(470,633)	(822,000)
Prepaid expenses and other current assets	(13,362)	49,080
Deposits		(13,000)
Accounts payable	(396,584)	1,772,416
Accrued expenses	140,606	(34,285)

Total Adjustments	615,233	1,210,495
Net Cash Used In Operating Activities	(2,780,777)	(1,999,491)

Cash Flows from Financing Activities:
Advances on purchase of common stock	1,406,500	-
Proceeds from revolving line of credit, net	131,736	513,914
Repayment of note payable	(17,097)	(45,924)
Common stock issued, net of offering costs	1,259,638	1,406,813

Net Cash Provided by Financing Activities	2,780,777	1,874,803

Net Decrease in Cash	-	(124,688)

Cash – Beginning	-	190,869

Cash – Ending	$-	$66,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$175,568	$84,295

NON-CASH OPERATING ACTIVITIES

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000.  The Company had received approximately $41,000 of promotional advertising materials as of June 30, 2010, which is recorded in marketing and advertising expense.

NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2010, the Company recorded an advances on purchase of common stock of $442,750, which represented proceeds received for unissued stock. The Company has issued this related stock during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company issued a convertible note payable in the amount of $121,147 for payment of accrued expenses.

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

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared pursuant to the Instruction to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our interim financial position, results of operations and cash flows.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year ended December 31, 2010 condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 -   GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash and the issuance of common stock for services to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company has no current firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of June 30, 2011, the Company had a working capital deficiency of $3,250,486, an accumulated deficit of $41,223,100, stockholders’ deficit of $850,635 and no cash on hand. The Company had net losses of $3,396,010 for the six months ended June 30, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of August 10, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $626,887, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During 2011, the Company has raised an additional $3,250,500, less offering costs of approximately $55,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first six months of 2011 the Company has issued 31,141,837 shares of common stock in lieu of approximately $1,139,000 in services. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

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

NOTE 4 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Convertible Notes

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of ASC 470-20 “Debt with Conversion and Other Options,” (“ASC 470-20”)  Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815  “Derivatives and Hedging.” ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments, provides for an exception to this rule when the host instruments are deemed to be conventional as that term is described in the implementation guidance.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 5 -    INVENTORY

The components of inventories are as follows:

	June 30, 2011	December 31, 2010

Raw Materials	$323,685	$249,983
Finished Goods	558,931	202,996
	882,616	452,979
Reserve for slow moving and obsolescence	(16,184)	(57,180)
Total	$866,432	$395,799

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 -  RELATED PARTY TRANSACTIONS

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.   In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of common stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly. These shares were issued during the six months ended June 30, 2011. In addition, Mr. Kelly also participated in our private placement which commenced in March 2011 and purchased 1,000,000 shares of Common Stock in the Offering for a total purchase price of $30,000, upon the same terms as the other investors. These shares were issued subsequent to June 30, 2011.

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

In addition, on January 18, 2011, the Company awarded a member of its Board of Directors, Michael Zuckerman, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his Board service.  The value of these shares was approximately $70,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and used such proceeds for working capital and general corporate purposes. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares shall be issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 4,545,454 shares under this arrangement through June 30, 2011. The value of these shares was approximately $159,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which he shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services, as contemplated under the consulting agreement. The value of these shares was approximately $500,000, which was valued based upon the fair market value of the common stock on the date of the agreement. Mr. Bakhshi also participated in our March 2011 private placement and purchased 10,000,000 shares of Common stock in the offering for a total purchase price of $300,000, upon the same terms as the other investors.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones.  As of June 30, 2011 and 2010, there was approximately $129,000 and $772,000 due Z-H, respectively, and the Company purchased approximately $992,000 and $1,391,000 for the six months ended June 30, 2011 and 2010, respectively.  Although the Company is required to purchase all of its bottle requirements from Z-H under this arrangement, the agreement does not mandate any quantity of purchase commitments.  Our newly-elected board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

On June 17, 2011, the Company granted 2,000,000 shares of restricted stock to each of its three non-employee directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman, in consideration of their service on the Board of Directors. The value of these shares was approximately $300,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, and the current market price of the Company’s common stock, determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement which is one year. The Company has recognized approximately $515,000 during the six months ended June 30, 2011, and is recorded as interest expense in the condensed statements of operations.

Further, on June 17, 2011, the Board determined to name Mr. McDonald as Vice-Chairman of the Company’s Board of Directors, in addition to his other positions with the Company.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 7 -  CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through March 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of June 30, 2011, the Company had $943,489 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF (as further discussed in Note 6). The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

NOTE 8 – CONVERTIBLE NOTE

On February 18, 2011, the Company issued a $121,147 convertible note to Beverage Network of Maryland, as further discussed in Note 14, bearing interest at the rate equal to the U.S. Prime Rate, plus 2% per annum, with a maturity date of December 31, 2011. The note is convertible, at the option of the holder, into such number shares of the Company’s common stock determined by dividing the amount to be converted by the conversion price of $0.03 per share.

The Company’s convertible instruments do not host conversion options that are deemed to be free standing derivative financial instruments.

NOTE 9 - INCOME TAXES

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

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers.  Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares, which may have  resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

NOTE 10 - STOCKHOLDERS’ EQUITY

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at June 30, 2011 were 485,079,479.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at June 30, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

During the six months ended June 30, 2011, we granted and issued additional shares of common stock and other equity securities as described below and in Notes 6 and 11 to these condensed financial statements.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company will issue 2,500,000 shares of common stock during the first month of the contract and issue 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through June 30, 2011, the Company has issued 4,000,000 shares under this agreement. The value of these issued shares was approximately $128,000, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $32,000 as of June 30, 2011 for earned, but unissued stock, pertaining to this arrangement.

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

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm.  This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms.  As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule:  (A) for the first 30 days period during the initial term, the Company will issue to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term.   As of June 30, 2011, we have issued 333,333 shares of common stock under this agreement. The value of these shares was approximately $20,000, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of June 30, 2011 for earned, but unissued stock, pertaining to this arrangement.

In April 2011, the Company agreed and subsequently issued 150,000 shares of stock to a consultant for legal services rendered. The value of these shares was approximately $9,000, which was valued based upon the fair market value of the common stock on the date  approved by the Board of Directors.

In April 2011, the Company issued 1,527,800 shares of common stock, which was valued based upon the services provided, to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000.

In April 2011, the Company agreed and subsequently issued Stradley, Ronon, Stevens & Young (“SRSY”) 1,250,000 shares of common stock, which was valued based upon the value of the services provided, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm, which shares were issued in May 2011.

In June 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period.  As of June 30, 2011, 116,667 shares of common stock were issued under this agreement. The value of these shares was approximately $6,000, which was issued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $11,000 as of June 30, 2011 for earned, but unissued stock, pertaining to this agreement.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 11 - SALE OF EQUITY SECURITIES

In October 2010, the Company commenced a private offering (the “October Offering”) pursuant to which it offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the six months ended June 30, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962.  In connection with this offering the Company issued 1,194,583 shares of common stock during May 2011 to a registered broker dealer who served as a selling agent in conjunction with the offering.

As of February 11, 2011, the Company entered into stock purchase agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.

As previously discussed in Note 6 in February 2011, the Company entered into a securities purchase agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement.

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,336 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,270,000. As of June 30, 2011, 28,799,999 shares of common stock has been issued for total proceeds of $858,600, net of offering costs of $5,400. As of June 30, 2011, the Company had received $1,406,500 in proceeds for which the shares were not yet issued. Subsequent to June 30, 2011, the Company received additional proceeds of $30,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement to date, the Company has incurred fees of $30,400 and will issue 506,667 shares of common stock to such registered broker-dealers.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 12 - STOCK PURCHASE WARRANTS

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

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2011 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	53,015,830	$0.10

Granted	20,000,000	$0.04
Exercised	-
Forfeited	(225,000)	$0.28

Outstanding at June 30, 2011	72,790,830	$0.11

NOTE 13 - FAIR VALUE MEASUREMENTS

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

The carrying amount reported in the condensed balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.  The fair value of the convertible note payable approximates fair value due to the short-term nature of the borrowings.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 14 -  COMMITMENTS AND CONTINGENCIES

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al.  The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has had the judgment moved to New Jersey, the state of incorporation of Bev Inc. The Company has also issued a writ of execution to Beverage Incubators, Inc.’s bank, and certain persons affiliated with Bev Net, seeking to compel the production of relevant financial information.

In July 2011, the Company received a civil complaint, dated June 27, 2011, from the Circuit Court for Howard County, Maryland regarding a claim filed by Beverage Network of Maryland, Inc. ( “BevNet Inc.”), alleging breach of contract concerning the Company’s failure to pay the remaining portion of a termination fee to BevNet, Inc.  The caption of the proceeding is Beverage Network of Maryland, Inc., vs Skinny Nutritional Corp.  The amount in controversy is $104,050 plus interest and legal fees.  As described in Note 8, the Company issued a convertible note in the aggregate principal amount of $121,147 to this distributor in connection with its efforts to settle an outstanding disagreement, which convertible note remains outstanding. While the Company is seeking to settle this matter it will vigorously defend itself in the proceeding. Depending upon the ultimate resolution of this matter, this matter may have a material adverse effect on the Company’s consolidated results of operations, or cash flows.

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

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  To date, the Company has made all required  payments in accordance with this arrangement.  In addition, the Company has agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011.  The Company has accrued approximately $16,000 relating to this stock grant as of June 30, 2011.

NOTE 15 - CONCENTRATIONS

Three customers accounted for approximately 26%, 39% and 10% of the Company's total revenue for the three months ended June 30, 2011 and two customers accounted for approximately 12% and 17% of the Company's total revenue for the three months ended June 30, 2010.  Two of these customers accounted for 16% and 30% of the Compnay’s accounts receivable balance at June 30, 2011.

Three suppliers accounted for approximately 26%, 17% and 13% of the Company's total purchases for the three months ended June 30, 2011 and three suppliers accounted for approximately 25%, 20% and 13% of the Company's total purchases for the three months ended June 30, 2010.  Two of these suppliers accounted for 8% and 18% of the Company’s total accounts payable at June 30, 2011.

Three customers accounted for approximately 32%, 22% and 10% of the Company's total revenue for the six months ended June 30, 2011 and two customers accounted for approximately 39% and 10% of the Company's total revenue for the six months ended June 30, 2010.

Three suppliers accounted for approximately 24%, 16% and 15% of the Company's total purchases for the six months ended June 30, 2011 and three suppliers accounted for approximately 25%, 21% and 12% of the Company's total purchases for the six months ended June 30, 2010.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

  NOTE 16 -  SUBSEQUENT EVENTS

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer holds 9,000,000 options and the Company’s Chief Financial Officer holds 8,000,000 options. Upon consummation of this arrangement, the Company’s Chief Executive Officer would receive 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer would receive 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. The stock options were cancelled and the common stock awards were granted on August 11, 2011.

During July 2011, the Company received $30,000 of total proceeds in connection with the March Offering.  In addition, the Company has issued an additional 34,516,664 shares of common stock relating to this offering subsequent to June 30, 2011.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark in consideration of the payment of $20,000 and the issuance of 250,000 shares of common stock, which were issued during July 2011. The title to the trademarks was assigned and transferred to the Company during July 2011. In May 2011, the Company also entered into a consulting agreement, with a term of one year, with the seller pursuant to which the seller agreement provide the Company with consulting services related to the Company’s marketing and distribution activities in consideration of the payment of $10,000 paid in equal monthly installments of $833 over the term of the agreement.

On July 14, 2011, the Company entered into a stock purchase agreement with an individual accredited investor in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and will issue 833,333 shares of common stock and issue a warrant to purchase 1,666,667 shares of common stock to this broker-dealer. The warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

The Company issued an aggregate of 1,363,636 shares of common stock during July and August 2011 to Mr. Bakhshi, pursuant to its consulting agreement between him and the Company.

During July 2011, the Company issued an aggregate of 1,000,000 shares of common stock to a financial consultant pursuant to the consulting agreement entered into in January 2011.

The Company issued an aggregate of 233,334 shares of common stock during July and August 2011 to a public relations firm pursuant to a consulting agreement.

The Company issued an aggregate of 545,454 shares of common stock during July and August 2011 to Russell Simmons, pursuant to its consulting agreement, with his consulting firm (as further discussed in Note 10).

In July 2011, the Company issued 125,000 shares of common stock to a former employee in connection with a severance arrangement.

As previously discussed, in July 2011, the Company issued 250,000 shares of common stock to in settlement of the legal expenses incurred by Peace Mountain Natural Beverages Corp. (as further discussed in Note 14).

In July 2011, the Company issued 150,000 shares of common stock to consultant for services rendered. This grant was approved by the Board of Directors on June 17, 2011

In July 2011, the Company issued 277,783  shares of common stock to a registered broker-dealer to satisfy an obligation of approximately $16,000 relating to services performed.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer effective as of June 17, 2011. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company will issue 2,044,989 shares of common stock to each of the executives. The salary increases were originally approved by the Board of Directors on June 17, 2011.

In August 2011, the Company granted warrants to purchase 15,000,000 shares of common stock to its celebrity business and marketing consultant, Russell Simmons, in additional consideration for its services. Of these warrants, warrants to purchase 5,000,000 shares of common stock have an exercise price of $0.05 per share and are exercisable for a period two years and warrants to purchase 10,000,000 shares of common stock have an exercise price of $0.075 per share and are exercisable for a period two years.

In July 2011, the Company entered into a settlement agreement with a service provider to resolve an outstanding payment disagreement and pursuant to such agreement, agreed to issue such consultant 100,000 shares of Common Stock and make a cash payment of $7,500.

In July 2011, the Company entered into a consulting agreement for consulting services pursuant to which the consultant shall provide consulting services in connection with the company’s general business and financial operations and marketing and distribution activities. In consideration of such services, the Company agreed to issue the consultant 3,000,000 shares of common stock in six equal monthly installments of 500,000 shares.

The Company evaluates events that have occured after the condensed balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our current business strategy is to develop and maintain current regional distribution relationships with larger distributors such as our agreements with Canada Dry-affiliated distributors and Polar Beverage Co. and establish and maintain relationships with national and regional retailers such as Target and CVS Corporation. We intend to continue to focus on establishing a market for the Skinny beverages in markets across the United States and generate sales and brand awareness through sampling, street teams and retail promotions and advertisements as well as building a national sales and distribution network to take the Company’s products into retail and direct store delivery (DSD) distribution channels.

We are focused on continuing to expand our distribution of our line of   Skinny Waters ®. Skinny Water is currently distributed by 49 distributors across the country, as well as Ireland and Bermuda.  In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”-branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses, subject to minimum case volume sales requirements. We do not expect the licensee to introduce product in the licensed territory until 2012.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage industry. We will sell these products through international retailers, national retailers and local or regional distributors.   Presently, we have been focused on, and will continue to increase existing product lines and further develop our markets. Presently, we have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores for the retail sale of Skinny Water. Based on current retail authorizations, management believes that the Company's products are available through retail accounts with approximately 13,000 store locations throughout the country. In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make and the availability of our products through various retailers may fluctuate over time.

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

Acquisition of Trademarks

The Company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a dietary supplement called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake®”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010.  In May 2011, we reached an agreement with Peace Mountain to revise the payment schedule for our remaining obligation under the Intellectual Property Asset Purchase agreement and related consulting agreement. Pursuant to this revised arrangement, we agreed to repay a remaining amount of approximately $176,000 under the Asset Purchase Agreement in equal monthly installments commencing May 15, 2011 and through December 15, 2011. To date, the Company has made all required payments under this agreement. In addition the Company has agreed to settle all legal expenses relating to the settlement by issuing 250,000 restricted shares of the Company’s common stock which was issued in July, 2011. The parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging.  As of June 30, 2011, the Company has paid Mr. Alden his consulting fees in their entirety.  Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The Company has also registered the trademark Skinny Water® in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero™ in the European Union.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Water Sport™ product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Bars and Smoothies.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark.  The Company plans to develop and market beverages under the “SkinnyTinis” brand name.

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

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through retailers that include convenience stores, supermarkets, drug stores and club stores.  Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 13,000 chain stores and in numerous independent stores around the country.  As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 49 DSDs across the United States. Currently we have been authorized to sell Skinny products in Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores.   We are also seeking to develop sales channels with institutional customers, such as school districts, food service providers and the military. Further, we are also exploring international markets for the distribution of our product line.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Baltimore, Washington, D.C., Chicago, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the six months ended June 30, 2011, our marketing expenditures were $1,673,653 as compared to $2,246,703 for the prior period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2011 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 49 DSDs across the United States.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain.   The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates and undertakes payments of any slotting fees that are required for product placement.

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

Subsequently, we expanded our distribution arrangements with Canada Dry-affiliated distributors and now have agreements with four Canada Dry affiliated distributors, including Davis Beverage Group, Inc., that service the mid-Atlantic region and the New York City metropolitan area. In addition, in 2009 we also augmented our West Coast distribution network by entering into distribution agreements with regional distributors covering portions of southern California, Arizona and the Northwest.

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

Results of Operations: Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Net revenues were $2,113,229 for the three months ended June 30, 2011, (net of billbacks of $320,468 and slotting fees of $202,092) as compared to $2,249,588 for the three months ended June 30, 2010 (net of billbacks of $319,727 and slotting fees of $170,394).  This decrease reflects a decrease in product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the second quarter 2011.

Gross profit was $423,940 for the three months ended June 30, 2011 as compared to $555,120 for the three months ended June 30, 2010.  The decrease is due to focusing on our continued emphasis on managing our cost of goods sold in bottling, raw material costs, through reformulation, and freight costs, associated with our relationships with our bottle supplier, flavor house and co-packer.  Gross profit percentage decreased 4.9% partly due to a reduction in our selling price to our distributors to minimize the effect of billbacks on our net revenue and anticipated cash flow.

Marketing and advertising was $1,060,322 for the three months ended June 30, 2011 as compared to $1,471,284 for the three months ended June 30, 2010, reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce the retail marketplace on a national level. This overall marketing expense decrease does include expenses consisting of in-store advertising and sampling events, regional sales staff and sampling teams for each of our territories. The Company decreased its marketing expense in the areas of payroll, advertising and celebrity endorsements for the three months ended June 30, 2011 compared to the second quarter of 2010.

General and administrative expense was $1,279,434 for the three months ended June 30, 2011 as compared to $1,128,311 for the three months ended June 30, 2010, reflecting the Company’s increased costs of non-cash items of $1,104,766 for the allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services.

Operating expenses were $2,339,757 for the three months ended June 30, 2011 as compared to $2,599,595 for the three months ended June 30, 2010.  These costs were associated with marketing expense, which has decreased, to expand the Skinny Water flavors, as described above, along with the cost of hiring additional sales staff for the newly expanded territories, along with the costs of the non-cash items of $1,104,766 for the allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services.

Interest expense was $611,139 for the three months ended June 30, 2011 as compared to $128,638 for the three months ended June 30, 2010, reflecting the increased borrowings to manage our increased inventory and receivables along with the overall financing of the operations during the second quarter 2011, and non-cash expense of $515,035 for the amortization of deferred financing costs relating to the guarantee of our factoring agreement by certain officers of the Company.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the three months ended June 30, 2011 and 2010.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $1,915,816, for the three months ended June 30, 2011, inclusive of non-cash expenses of $1,104,766 as compared to a loss of $2,044,475, inclusive of non-cash expenses of $528,475 for the three months ended June 30, 2010.

Results of Operations: Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Net revenues were $3,724,744 for the six months ended June 30, 2011, (net of billbacks of $527,315 and slotting fees of $242,363) as compared to $4,028,306 for the six months ended June 30, 2010 (net of billbacks of $445,710 and slotting fees of $230,094).  This decrease reflects decreased product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the second quarter of 2011.  In addition, the Company lowered its selling price to its distributor to minimize the effects of billbacks on revenue and cash flow.

Gross profit was $975,097 for the six months ended June 30, 2011 as compared to $1,139,411 for the six months ended June 30, 2010, due to continuing pressures on our costs, from increased energy and raw material costs, our cost of goods sold in bottling, through reformulation, and freight costs. In addition, gross profit percentage has decreased by 2.1% due to the lowering of our selling price to our distributor to minimize the effects of billbacks on revenue and cash flow.

Marketing and advertising expense was $1,673,653 for the six months ended June 30, 2011 as compared to $2,246,703 for the six months ended June 30, 2010, reflecting the Company’s efforts to more cost-effectively establish the Skinny brand with retailers and distributors, focusing on key marketing initiatives in relationship to our case sales and seasonality.  The Company allocates funds for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This includes expenses consisting of advertising, sampling events, promotions and couponing, which decreased in the first six months of 2011 as compared with the same period in 2010.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $2,031,852 for the six months ended June 30, 2011 as compared to $1,860,567 over the same period in 2010. The increase is due to increase of professional fees as well as the non-cash expense incurred for stock issued for services.  A significant portion of the expense is primarily due to non-cash expenses of $1,444,634 and $943,644 for the six months ended June 30, 2011 and 2010, respectively.

Operating expenses were $3,705,504 for the six months ended June 30, 2011 as compared to $4,107,270 for the six months ended June 30, 2010.  The costs reductions in operations were mainly associated with marketing expense decreases in selling payroll, sampling and point of sale costs, reflecting our ability to more cost-effectively distribute the Skinny Water brand.   In addition , along with the cost of marketing and administrative expenses,  the Company incurred costs of the non-cash items of $1,444,634 for the allowance for returns and doubtful accounts, depreciation, employee options and stock issued for services.

Interest expense was $690,603 for the six months ended June 30, 2011 as compared to $242,127 for the six months ended June 30, 2010, reflecting the increased borrowings from United Capital Funding under our factoring arrangement to manage our inventory and receivables along with the overall financing of the operations during 2011 and the increase in non-cash expense of $515,035 for the amortization of deferred financing costs, relating  to the guarantee of our factoring agreement by certain officers of the Company, during the first six months of 2011 as compared with $157,832 of non-cash expense for the same period in 2010.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the six months ended June 30, 2011 and 2010.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $2,730,407, for the six months ended June 30, 2011, inclusive of non-cash expenses of $1,444,634 as compared to a loss of $2,967,859, inclusive of non-cash expenses of $943,644 for the six months ended June 30, 2010.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company has no current firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of June 30, 2011, the Company had a working capital deficiency of $3,250,486, an accumulated deficit of $41,223,100, of which $26,286,800 is directly related to the development of Skinny Nutritional products, stockholders’ deficit of $850,635 and no cash on hand. The Company had net losses of $3,396,010 for the six months ended June 30, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of August 10, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $626,887, representing 85% of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line.  During 2011, the Company has raised an additional $3,250,500, less offering costs of approximately $55,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of common stock in exchange for services rendered in lieu of cash payment. During the first six months of 2011 the Company has issued 31,141,837 shares of common stock in lieu of approximately $1,139,000 in services. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

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

Cash Flow

At June 30, 2011, the Company had no cash on hand.  The Company utilizes its line of credit to manage its borrowing through cash collections at its factor, United Capital Funding. In addition the Company has raised $3,250,500, less offering costs of approximately $55,000, during 2011 for working capital requirements and to sustain operations.  Cash on hand was $66,181 at June 30, 2010. The change in cash primarily reflects our use of funds during the year for operations.

Operating Activities

Net cash used in operating activities totaled $2,780,777 for the six months ended June 30, 2011 as compared to $1,999,491 for the six months ended June 30, 2010. This is primarily attributable to a net loss of $3,396,010, increase in accounts receivable balance of $604,463, increase in  inventory of $470,633 and cash used to decrease accounts payable by $396,584, which includes cash used to purchase and manufacture additional inventory in advance of the second quarter, partially offset by non-cash expense of $1,959,669.

Financing Activities

Net cash provided by financing activities totaled $2,780,777 for the six months ended June 30, 2011 and $1,874,803 for the prior year period. Cash provided by financing activities was primarily from the sale of our securities in our private placement and to individual stock purchase agreements entered into during the six months ended June 30, 2011.

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

In addition, the Company is contemplating commencing an offer to certain of its warrants holders to induce such holders to exercise warrants with an exercise price in excess of the current market price of the Company’s common stock. In connection with this arrangement, the Company may provide for such holders to exercise their warrants at an exercise price to be reduced to a price below the current market price of the Company’s common stock for a limited period in an effort to incentive the exercise of such warrants.  We have not definitively determined to undertake such a transaction and even in the event that we commence this transaction, no assurances can be given as to whether we will be successful in raising additional capital through it.

We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors’ have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, citing recurring losses and negative cash flows from operations. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

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

In October 2010, the Company commenced a private offering (the “October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the six months ended June 30, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962. In connection with this offering the Company issued 1,194,583 shares of common stock during May 2011 to a registered broker dealer who served as a selling agent in conjunction with the offering.

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

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,336 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,270,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement to date, the Company has incurred fees of $30,400 and will issue 506,667 shares of common stock to such registered broker-dealers.

Subsequently, on July 14, 2011, the Company entered into a stock purchase agreement with an individual accredited investor in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and will issue 833,333 shares of common stock and issue a warrant to purchase 1,666,667 shares of common stock to this broker-dealer. The warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

The securities offered have not been registered under the Securities Act or any state securities laws and were offered in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act or any state Regulation D, promulgated the reunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, nor will there be any sales of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The disclosure is being issued pursuant to and in accordance with Rule 135c promulgated under the Act.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

Other Transactions Impacting our Capital Resources

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through March 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of June 30, 2011, the Company had $943,489 outstanding through this arrangement.  As of August 10, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $626,887, representing 85% of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

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

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company issued 2,500,000 shares of common stock during the first month of the contract and 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through June 30, 2011, the Company has issued 4,000,000 shares under this agreement. The value of these issued shares was approximately $128,000, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $32,000 as of June 30, 2011 for earned, but unissued stock, pertaining to this arrangement.

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

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 4,545,454 shares under this arrangement through June 30, 2011. The value of these shares was approximately $159,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services, as contemplated under the consulting agreement. The value of these shares was approximately $500,000, which was valued based upon the fair market value of the common stock on the date of the agreement.

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at June 30, 2011 were 485,079,479.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at June 30, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  To date, the Company has made all required payments in accordance with this arrangement.  In addition, the Company has agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011.  The Company has accrued approximately $16,000 relating to this stock grant as of June 30, 2011.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company.  The value of these shares was approximately $1,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. In February 2011, we issued a convertible note in the aggregate principal amount of $121,147 to a former distributor in connection with our efforts to settle an outstanding disagreement. This note accrues interest equal to the prime rate plus 2% per annum and is due and payable on December 31, 2011. The principal and accrued interest thereon is convertible at the option of the holder at an initial conversion rate of $0.03, subject to adjustment in the event of stock splits, stock dividends, consolidations and similar events.  See the discussion in Note 14 for further information regarding this matter.

In April 2011, the Company agreed to and subsequently issued 150,000 shares of stock to a consultant for legal services rendered. The value of these shares was approximately $9,000, which was valued based upon the fair market value of the common stock on the date  approved by the Board of Directors.

In April 2011, the Company issued 1,527,800 shares of common stock, which was valued based upon the services provided, to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000.

In April 2011, the Company agreed and subsequently issued Stradley, Ronon, Stevens & Young (“SRSY”) 1,250,000 shares of common stock, which was valued based upon the value of the services provided, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm, which shares were issued in May 2011.

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm. As compensation for the services to be provided under this agreement the Company agreed to pay a fee of 3,333,333 shares of restricted stock in accordance with the following schedules: (A) for the first 30 days during the term, the Company issued 333,333 shares to the consultant and (B) the Company will issue 272,727 shares for each 30-day period thereafter during the term. At June 30, 2011, the Company issued 333,333 shares to this consultant at a fair market value of $20,000.

In June 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period.  As of June 30, 2011, 116,667 shares of common stock were issued under this agreement. The value of these shares was approximately $6,000, which was issued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $11,000 as of June 30, 2011 for earned, but unissued stock, pertaining to this agreement.

On June 17, 2011, the Company granted 2,000,000 shares of restricted stock to each of its three non-employee directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman, in consideration of their service on the Board of Directors. The value of these shares was approximately $300,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman and Mr. Donald J. McDonald in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, and the current market price of the Company’s common stock, determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement. The Company has recognized approximately $515,000 during the six months ended June 30, 2011, and is recorded as general and administrative expense in the condensed statements of operations.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company will issue 2,044,989 shares of common stock to each of the executives. The salary increases were originally approved by the Board of Directors on June 17, 2011 and the amendments are effective as of such date.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer holds 9,000,000 options and the Company’s Chief Financial Officer holds 8,000,000 options. Upon consummation of this arrangement, the Company’s Chief Executive Officer would receive 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer would receive 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. The stock options were cancelled and the common stock awards were granted on August 11, 2011.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

During the quarter ended June 30, 2011, the Company was not able to address these matters and intends to add additional staff to assist in these processes.  No changes to internal controls over financial reporting have come to management’s attention during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below for the quarter ended June 30, 2011, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al.  The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has had the judgment moved to New Jersey, the state of incorporation of Bev Inc. The Company has also issued a writ of execution to Beverage Incubators, Inc.’s bank, and certain persons affiliated with Bev Net, seeking to compel the production of relevant financial information.

In July, 2011, the Company received a civil complaint, dated June 27, 2011, from the Circuit Court for Howard County, Maryland regarding a claim filed by Beverage Network of Maryland, Inc. (“BevNet Inc.”), alleging breach of contract concerning the Company’s failure to pay the remaining portion of a termination fee to BevNet, Inc.  The caption of the proceeding is Beverage Network of Maryland, Inc., vs Skinny Nutritional Corp.  The amount in controversy is $104,050 plus interest and legal fees.  As described in Note 8 above, the Company issued a convertible note in the aggregate principal amount of $121,147 to this distributor in connection with its efforts to settle an outstanding disagreement, which convertible note remains outstanding. While the Company is seeking to settle this matter it will vigorously defend itself in the proceeding. Depending upon the ultimate resolution of this matter, this matter may have a material adverse effect on the Company’s consolidated results of operations, or cash flows.

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

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any other liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended June 30, 2011 other than those disclosed elsewhere herein and in previous SEC filings.

During the quarter ended June 30, 2011, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the Executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company will issue 2,044,989 shares of common stock to each of the executives. The salary increases were originally approved by the Board of Directors on June 17, 2011 and the amendments are effective as of such date.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer holds 9,000,000 options and the Company’s Chief Financial Officer holds 8,000,000 options. Upon consummation of this arrangement, the Company’s Chief Executive Officer would receive 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer would receive 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. The stock options were cancelled and the common stock awards were granted on August 11, 2011.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Convertible Note				X

10.1	Form of Subscription Agreement				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and, (iv) the Notes to the Unaudited Condensed Financial Statements, tagged as blocks of text.**

** To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

August 15, 2011	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer