Form 10-Q/A
period 2011-06-30
Skinny Nutritional Corp.
filed 2011-08-18
CIK 1176325

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 540,458,017 shares of common stock, $0.001 par value, issued and outstanding as of August 10, 2011.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Exhibit Description

4.1 *	Convertible Note

10.1 *	Form of Subscription Agreement

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **
The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and, (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text.

*	These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011.

**	Furnished with this Form 10-Q/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

August 18, 2011