Form 10-Q
period 2011-09-30
Skinny Nutritional Corp.
filed 2011-11-21
CIK 1176325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 580,123,196 shares of common stock, $0.001 par value, issued and outstanding as of November 18, 2011.

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

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable, net	836,182	330,157
Inventory, net	428,297	395,799
Prepaid expenses and other current assets	74,211	92,497

Total Current Assets	1,338,690	818,453

Property and Equipment, net	27,354	33,944

Deferred Financing Costs, net	1,030,070	-

Deposits	42,192	42,192

Trademarks	783,101	783,101

Total Assets	$3,221,407	$1,677,690

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$812,337	$811,753
Accounts payable	1,960,070	2,342,741
Accrued expenses	608,271	738,489
Advances on purchase of common stock	207,000	442,750

Total Current Liabilities	3,587,678	4,335,733

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 1,920 shares issued and outstanding at September 30, 2011 and December 31, 2010	2	2
Common stock, $.001 par value, 1,000,000,000 shares authorized, 572,397,439 shares issued and outstanding at September 30, 2011 and 354,176,544 shares issued and outstanding at December 31, 2010	572,398	354,177
Additional paid-in capital	42,756,321	34,814,868
Accumulated deficit	(43,694,992)	(37,827,090)

Stockholders’ Deficit	(366,271)	(2,658,043)

Total Liabilities and Stockholders’ Deficit	$3,221,407	$1,677,690

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenue, Net	$1,456,566	$1,882,912	$5,181,310	$5,911,218

Cost of Goods Sold	1,091,694	1,415,451	3,841,341	4,304,346

Gross Profit	364,872	467,461	1,339,969	1,606,872

Operating Expenses
Marketing and advertising	1,357,226	1,182,028	3,030,879	3,428,731
General and administrative	911,362	1,408,121	2,943,213	3,268,688

Total Operating Expenses	2,268,588	2,590,149	5,974,092	6,697,419

Loss from Operations	(1,903,716)	(2,122,688)	(4,634,123)	(5,090,547)

Other Income (Expense)
Interest expense	(568,176)	(64,100)	(1,258,779)	(306,227)
Other income	-	-	25,000	-

Total Other Expense	(568,176)	(64,100)	(1,233,779)	(306,227)

Net Loss	$(2,471,892)	$(2,186,788)	$(5,867,902)	$(5,396,774)

Weighted average common shares outstanding, basic and diluted	537,802,618	325,667,369	437,133,462	308,591,418

Net loss per share attributable to common stockholders, basic and diluted	$(.00)	$(.01)	$(.01)	$(.02)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$(37,827,090)	$(2,658,043)

Options – stock based compensation expense					390,612		390,612

Warrants – stock based compensation expense					600,478		600,478

Issuance of common stock for officers guarantees			41,202,766	41,203	2,018,936		2,060,139

Issuance of common stock in exchange for services			42,431,567	42,432	1,569,562		1,611,994

Issuance of common stock ( “October Offering ” ) $.03 per share net of offering costs ($48,962)			14,758,333	14,758	379,030		393,788

Issuance of common stock, $.03 per share			15,000,000	15,000	435,000		450,000

Issuance of common stock ( “March Offering” ) $.03 per share net of offering costs ($36,984)			69,783,329	69,783	1,986,733		2,056,516

Issuance of common stock, $.03 per share net of offering costs ($25,000)			16,666,667	16,667	458,333		475,000

Issuance of common stock in exchange for convertible note			4,038,233	4,038	117,109		121,147

Issuance of common stock in exchange for options			14,340,000	14,340	(14,340)		-

Net loss for the nine months ended September 30, 2011						(5,867,902)	(5,867,902)

Balance, September 30, 2011	1,920	$2	572,397,439	$572,398	$42,756,321	$(43,694,992)	$(366,271)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(5,867,902)	$(5,396,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	(21,971)	(24,817)
Depreciation	6,590	4,590
Options - stock based compensation expense	390,612	865,544
Warrants - stock based compensation expense	600,478	5,768
Common stock issued for services	1,611,994	811,583
Amortization of deferred financing costs	1,030,069	157,832
Changes in operating assets and liabilities:
Accounts receivable	(484,054)	(129,720)
Inventories	(32,498)	(133,380)
Prepaid expenses and other current assets	18,286	77,476
Deposits	-	(13,000)
Accounts payable	(382,671)	1,815,511
Accrued expenses	(9,071)	76,736

Total Adjustments	2,727,764	3,514,123
Net Cash Used In Operating Activities	(3,140,138)	(1,882,651)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	-	(15,787)

Cash Flows from Financing Activities:
Advances on purchase of common stock	207,000	-
Proceeds from revolving line of credit, net	584	406,672
Repayment of note payable	-	(45,924)
Common stock issued, net of offering costs	2,932,554	1,406,813

Net Cash Provided by Financing Activities	3,140,138	1,767,561

Net Decrease in Cash	-	(130,877)

Cash – Beginning	-	190,869

Cash – Ending	$-	$59,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$228,710	$148,395

NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2010, the Company recorded an advances on purchase of common stock of $442,750, which represented proceeds received for unissued stock. The Company has issued this related stock during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued a convertible note payable in the amount of $121,147 for payment of accrued expenses. The convertible note payable was converted into 4,038,233 shares of common stock during the nine months ended September 30, 2011, which satisfied the obligation in its entirety (see Note 8).

During the nine months ended September 30, 2011, the Company issued 41,202,766 shares of common stock to officers in consideration for their agreements to individually personally guarantee the Company’s obligation to their secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The value of these shares was $2,060,139, which is recorded as deferred financing costs and amortized over the term of the factoring agreement (see Note 6).

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

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared pursuant to the Instruction to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our interim financial position, results of operations and cash flows.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash and the issuance of common stock for services to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 16, the Company has no current agreements, firm or otherwise, with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of September 30, 2011, the Company had a working capital deficiency of $2,248,988, an accumulated deficit of $43,694,992, stockholders’ deficit of $366,271 and no cash on hand. The Company had net losses of $5,867,902 for the nine months ended September 30, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of November 18, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $621,041, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During 2011, the Company has raised an additional $3,250,500, less offering costs of approximately $62,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first nine months of 2011 the Company has issued 42,431,567 shares of common stock in lieu of approximately $1,612,000 in services. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

Based on our current levels of expenditures and our business plan, the Company believes that its existing line of credit and the proceeds received from our recent 2011 private placement and other purchase agreements will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

NOTE 4 -   SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Convertible Notes

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of ASC 470-20 “Debt with Conversion and Other Options,” (“ASC 470-20”). Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815 “Derivatives and Hedging”. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments, provides for an exception to this rule when the host instruments are deemed to be conventional as that term is described in the implementation guidance.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 5 -    INVENTORY

The components of inventories are as follows:

	September 30, 2011	December 31, 2010

Raw Materials	$207,512	$249,983
Finished Goods	236,969	202,996
	444,481	452,979
Reserve for slow moving and obsolescence	(16,184)	(57,180)
Total	$428,297	$395,799

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 -  RELATED PARTY TRANSACTIONS

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.   In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of common stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly. These shares were issued during the nine months ended September 30, 2011. In addition, Mr. Kelly also participated in our private placement which commenced in March 2011 and purchased 1,000,000 shares of Common Stock in the Offering for a total purchase price of $30,000, upon the same terms as the other investors. These shares were issued during the nine months ended September 30, 2011.

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

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and used such proceeds for working capital and general corporate purposes. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 6,590,908 shares under this arrangement through September 30, 2011. The value of these shares was approximately $231,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which he shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services, as contemplated under the consulting agreement. The value of these shares was approximately $350,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. Mr. Bakhshi also participated in our March 2011 private placement and purchased 10,000,000 shares of Common stock in the offering for a total purchase price of $300,000, upon the same terms as the other investors.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is supplier of plastic and glass bottles to the beverage industry in North America, Z-H pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones.  As of September 30, 2011 and 2010, there was approximately $118,000 and $579,000 due Z-H, respectively, and the Company purchased approximately $273,000 and $56,000, worth of bottles, for the three months ended September 30, 2011 and 2010, respectively, and $1,265,000 and $1,447,000, worth of bottles, for the nine months ended September 30, 2011 and 2010, respectively.  Although the Company is required to purchase all of its bottle requirements from Z-H under this arrangement, the agreement does not mandate any quantity of purchase commitments.  Our board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

On June 17, 2011, the Company granted 2,000,000 shares of restricted common stock to each of its three non-employee directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman, in consideration of their service on the Board of Directors. The value of these shares was approximately $293,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, and determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement which is one year. The Company has recognized approximately $1,030,000 of amortization expense during the nine months ended September 30, 2011, which is recorded as interest expense in the condensed statements of operations.

Further, on June 17, 2011, the Board determined to name Mr. McDonald as Vice-Chairman of the Company’s Board of Directors, in addition to his other positions with the Company.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer held 9,000,000 options and the Company’s Chief Financial Officer held 8,000,000 options. Upon consummation of this arrangement in August 2011, the Company’s Chief Executive Officer received 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer received 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. Other employees holding a total of 925,000 options received an aggregate of 740,000 shares of common stock in consideration of their surrender of such options. These shares were issued during the nine months ended September 30, 2011. The stock options were cancelled and the common stock awards were granted on August 11, 2011. No additional expense was recognized as a result of this transaction since there was no incremental value in the options.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer effective as of June 17, 2011. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives during the nine months ended September 30, 2011 and incurred an aggregate of $200,000 of general and administrative expense. The salary increases were originally approved by the Board of Directors on June 17, 2011.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 7 -  CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through March 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of September 30, 2011, the Company had $812,337 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF (as further discussed in Note 6). The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

NOTE 8 – CONVERTIBLE NOTE

On February 18, 2011, the Company issued a $121,147 convertible note to Beverage Network of Maryland, as further discussed in Note 14, bearing interest at the rate equal to the U.S. Prime Rate, plus 2% per annum, with a maturity date of December 31, 2011. The note was convertible, at the option of the holder, into such number shares of the Company’s common stock determined by dividing the amount to be converted by the conversion price of $0.03 per share. This note was subsequently sold to a third party by Beverage Network of Maryland and was then converted into 4,038,233 shares of common stock during September 2011. The obligation was satisfied in its entirety. See Note 14 for further discussion.

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

NOTE 10 - STOCKHOLDERS’ EQUITY

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at September 30, 2011 were 572,397,439.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at September 30, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

During the nine months ended September 30, 2011, we granted and issued additional shares of common stock and other equity securities as described below and in Notes 6 and 11 to these condensed financial statements.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company issued 2,500,000 shares of common stock during the first month of the contract and issued 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through September 30, 2011, the Company has issued 5,000,000 shares under this agreement. The value of these issued shares was approximately $160,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In July 2011, the Company entered into a consulting agreement with this consultant for services pursuant to which the consultant shall provide consulting services in connection with the Company’s general business and financial operations and marketing and distribution activities. In consideration of such services, the Company agreed to issue the consultant 3,000,000 shares of common stock in six equal monthly installments of 500,000 shares. Through September 30, 2011, the Company has issued 1,000,000 shares under this arrangement. The value of these shares was approximately $55,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $28,000 as of September 30, 2011 for earned, but unissued stock, pertaining to this agreement.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company.  The value of these issued shares was approximately $1,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, in January 2011, the Company issued 4,000 shares of common stock to two employees for services performed.

In April 2011, the Company agreed and subsequently issued 150,000 shares of stock to a lawyer for legal services rendered. The value of these shares was approximately $9,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In May 2011, the Company issued 1,527,800 shares of common stock, which was valued based upon the services provided, to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000 of general and administrative expense.

In April 2011, the Company agreed and subsequently issued Stradley, Ronon, Stevens & Young (“SRSY”) 1,250,000 shares of common stock, which was valued based upon the value of the services provided, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm (general and administrative expense), which shares were issued in May 2011.

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm.  This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms.  As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule:  (A) for the first 30 days period during the initial term, the Company issued to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term.   As of September 30, 2011, we have issued 1,151,514 shares of common stock under this agreement. The value of these shares was approximately $69,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of September 30, 2011 for earned, but unissued stock, pertaining to this arrangement.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark in consideration of the payment of $20,000 and the issuance of 250,000 shares of common stock, which were issued during July 2011. The title to the trademarks was assigned and transferred to the Company during July 2011. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In May 2011, the Company also entered into a consulting agreement, with a term of one year, with the seller pursuant to which the seller agreement provide the Company with consulting services related to the Company’s marketing and distribution activities in consideration of the payment of $10,000 paid in equal monthly installments of $833 over the term of the agreement.

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period.  As of September 30, 2011, 466,668 shares of common stock were issued under this agreement. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the terms of the agreement.

In July 2011, the Company issued 125,000 shares of common stock to a former employee in connection with a severance arrangement. The value of these shares was approximately $4,000 of marketing and advertising expense, which was based upon the fair market value of the common stock on the date granted to the employee.

In July 2011, the Company issued 250,000 shares of common stock in settlement of the legal expenses incurred by Peace Mountain Natural Beverages Corp. (as further discussed in Note 14). The value of these shares was approximately $16,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In July 2011, the Company issued 150,000 shares of common stock to consultant for services rendered. This grant was approved by the Board of Directors on June 17, 2011. The value of these shares was approximately $7,000 of marketing and advertising expense, which was based on the fair market value of the common stock on the date approved by the Board of Directors.

In July 2011, the Company issued 277,783 shares of common stock to a registered broker-dealer to satisfy an obligation of approximately $17,000 of general and administrative expense, relating to services performed.

In July 2011, the Company entered into a settlement agreement with a service provider to resolve an outstanding payment disagreement and pursuant to such agreement, agreed to issue such consultant 100,000 shares of Common Stock and make a cash payment of $7,500. The value of these shares was approximately $5,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement.

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 11 - SALE OF EQUITY SECURITIES

In October 2010, the Company commenced a private offering (the “October Offering”) pursuant to which it offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the nine months ended September 30, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962.  In connection with this offering the Company issued 1,194,583 shares of common stock during May 2011 to a registered broker dealer who served as a selling agent in conjunction with the offering.

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

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,336 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,264,000. As of September 30, 2011, 69,783,329 shares of common stock has been issued for total proceeds of $2,056,516, net of offering costs of $36,984. As of September 30, 2011, the Company had received $207,000 in proceeds for which the shares were not yet issued. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement to date, the Company has incurred fees of approximately $25,000 and issued 416,667 shares of common stock to such registered broker-dealers subsequent to September 30, 2011.

On July 14, 2011, the Company entered into a stock purchase agreement with an individual accredited investor in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and issued 833,333 shares of common stock and issued warrants to purchase 1,666,667 shares of common stock to this broker-dealer. The agent warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

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

In August 2011, the Company granted warrants to purchase 15,000,000 shares of common stock to its celebrity business and marketing consultant, Russell Simmons, in additional consideration for his services. Of these warrants, warrants to purchase 5,000,000 shares of common stock have an exercise price of $0.05 per share and are exercisable for a period 24 months and warrants to purchase 10,000,000 shares of common stock have an exercise price of $0.075 per share and are exercisable for a period 24 months. The stock based compensation expense related to these warrants was approximately $600,000 of marketing and advertising expense during the three and nine months ended September 30, 2011.

As previously discussed, Mr. William Apfelbaum received Class A Warrants to purchase 16,666,667 shares of common stock which are exercisable at $0.05 per share for a period of 36 months, in connection with his stock purchase agreement. In addition, a selling agent received 1,666,667 warrants that are exercisable for a period of ten years at an exercise price of $.05 per share.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2011 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2010	53,015,830	$0.10

Granted	53,333,334	$0.05
Exercised	-
Forfeited/Expired	(225,000)	$0.28

Outstanding at September 30, 2011	106,124,164	$0.07

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

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 14 -  COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In July 2011, the Company received a civil complaint, dated June 27, 2011, from the Circuit Court for Howard County, Maryland regarding a claim filed by Beverage Network of Maryland, Inc. ( “BevNet Inc.”), alleging breach of contract concerning the Company’s failure to pay the remaining portion of a termination fee to BevNet, Inc.  The caption of the proceeding is Beverage Network of Maryland, Inc., vs Skinny Nutritional Corp.  The amount in controversy was $104,050 plus interest and legal fees.  As described in Note 8, in February 2011, the Company issued a convertible note in the aggregate principal amount of $121,147 to this distributor in connection with its efforts to settle an outstanding disagreement. Upon the assignment and conversion of this note in September 2011, this obligation has now been satisfied in its entirety.

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

NOTE 15 - CONCENTRATIONS

A significant portion of the Company’s revenue and accounts receivable are to a limited number of customers.  Revenue as a percentage of total net revenue and accounts receivable as a total of net accounts receivable were as follows for significant customers at September 30, 2011 and 2010 and the three and nine months ended September 30, 2011 and 2010:

	Revenue – Three Months		Revenue – Nine Months		Accounts Receivable
	2011	2010	2011	2010	2011	2010

Customer A	10%	11%	12%	13%	13%	19%

Customer B	13%	13%	14%	16%	13%	Less than 10%

Customer C	Less than 10%	Less than 10%	18%	Less than 10%	14%	Less than 10%

Customer D	Less than 10%	10%	Less than 10%	Less than 10%	Less than 10%	Less than 10%

Customer E	Less than 10%	10%	Less than 10%	Less than 10%	Less than 10%	Less than 10%

A significant portion of the Company’s purchases and accounts payable are to a limited number of vendors.  Purchases as a percentage of total net purchases and accounts payable as a total of net accounts payable were as follows for significant vendors at September 30, 2011 and 2010 and the three and nine months ended September 30, 2011 and 2010:

	Purchases – Three Months		Purchases – Nine Months		Accounts Payable
	2011	2010	2011	2010	2011	2010

Vendor A	23%	Less than 10%	24%	20%	Less than 10%	21%

Vendor B	23%	13%	17%	19%	Less than 10%	17%

Vendor C	Less than 10%	Less than 10%	12%	12%	15%	14%

SKINNY NUTRITIONAL CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

  NOTE 16 -  SUBSEQUENT EVENTS

The Company has issued an additional 4,400,000 shares of common stock relating to the March Offering subsequent to September 30, 2011. As previously discussed, the Company has issued 416,667 shares of common stock to registered broker-dealers subsequent to September 30, 2011 relating to this offering.

In November 2011, the Company commenced a private offering (the “Unit Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 of units of the Company’s securities (the “Units”) on a “best efforts” basis. Each Unit consists of one (1) Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”).

As of November 15, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $250,000 and a Series A Warrant to purchase 8,333,333 shares of Common Stock in initial closing of the Unit Offering. The $250,000 aggregate principal value of the Convertible Note was paid in cash to the Company at the initial closing.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company in the next financing conducted by the Company (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. The conversion rate is subject to adjustment as described in the Convertible Notes, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The principal amount of the Convertible Notes shall bear interest at the rate of 10% per annum and shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the Subscribers additional Series A Warrants. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrant. Each Subscriber shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such Subscriber, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to pay to the placement agent cash commissions equal to $20,000, or 8.0% of the gross proceeds received in the initial closing of the Unit Offering, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 833,333 shares of the Company’s common stock at an exercise price of $0.05 per share (the “Agent Warrant”).

Net proceeds from such sales, after payment of offering expenses and commissions, are approximately $230,000. The Company intends to use the proceeds from the Offering for working capital and general corporate purposes.

The Company issued an aggregate of 1,363,636 shares of common stock during October and November 2011 to Mr. Bakhshi, pursuant to the consulting agreement between him and the Company.

During October and November 2011, the Company issued an aggregate of 1,000,000 shares to a financial consultant pursuant to the consulting agreement entered into in July 2011.

The Company issued an aggregate of 545,454 shares of common stock during October and November 2011 to Russell Simmons, pursuant to his consulting agreement.

The Company evaluates events that have occurred after the condensed balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

In addition, the Company is currently developing a version of Skinny Water with a natural, zero-calorie sweetener, and an electrolyte enhanced purified water expected to be available early next year.

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

We are focused on continuing to expand our distribution of our line of   Skinny Waters ®. Skinny Water is currently distributed by 50 distributors across the country, as well as Ireland and Bermuda.  In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”-branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses, subject to minimum case volume sales requirements. We do not expect the licensee to introduce product in the licensed territory until 2012.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage industry. We will sell these products through international retailers, national retailers and local or regional distributors.   Presently, we have been focused on, and will continue to increase existing product lines and further develop our markets. Presently, we have established relationships with national retailers, including Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores for the retail sale of Skinny Water. Based on current retail authorizations, management believes that the Company's products are available through retail accounts with approximately 17,000 store locations throughout the country. In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make and the availability of our products through various retailers may fluctuate over time.

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

Acquisition of Trademarks

The Company had obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a functional beverage called Skinny Water®.   On July 7, 2009, the closing of the previously announced Asset Purchase Agreement with Peace Mountain occurred and we acquired from Peace Mountain certain trademarks and other intellectual property assets, including proprietary trade secrets and domain names. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake®”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, and “Skinny Java®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010.  In May 2011, we reached an agreement with Peace Mountain to revise the payment schedule for our remaining obligation under the Intellectual Property Asset Purchase agreement and related consulting agreement. Pursuant to this revised arrangement, we agreed to repay a remaining amount of approximately $176,000 under the Asset Purchase Agreement in equal monthly installments commencing May 15, 2011 and through December 15, 2011. To date, the Company has made all required payments under this agreement. In addition the Company has agreed to settle all legal expenses relating to the settlement by issuing 250,000 restricted shares of the Company’s common stock which was issued in July, 2011. The parties also entered into a Trademark Assignment Agreement and Consulting Agreement. Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the Consulting Agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging.  As of September 30, 2011, the Company has paid Mr. Alden his consulting fees in their entirety.  Further, the Consulting Agreement provides that the Company issue to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of Common Stock, exercisable for a period of five years at a price of $0.05 per share. The Company has also registered the trademark Skinny Water® in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero™ in the European Union.

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

Advisory Board

On March 20, 2008, the Company established an Advisory Board to provide advice on matters relating to the Company’s products. The Company initially appointed the following individuals to its Advisory Board: Pat Croce, Ron Wilson and Michael Zuckerman. In fiscal 2010, the Company reconstituted the Advisory Board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its Advisory Board.  Following the resignation of Mr. William Sasso from the Company’s Board of Directors in October 2010, he agreed to serve on the Advisory Board. During 2011, the Company appointed Bill Apfelbaum to its Advisory Board. Currently, these six individuals comprise the Advisory Board.

Product Research and Development

We intend to expand our line of products, as described in the “Overview” section of this Management’s Discussion and Analysis, at such time as management believes that market conditions are appropriate. Management will base this determination on the rate of market acceptance of the products we currently offer. We do not engage in material product research and development activities. New products are formulated through our supplier network.

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retailer accounts and distributor relationships. We will use a combination of sampling, print, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that proper in-store merchandising is a key element to providing maximum exposure and to increase sales.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility, including our recent relationship with Russell Simmons. For example, during the quarter ended June 30, 2010, we entered into a sponsorship agreement for the Brad Paisley H20 Tour which lasted until February 2011 in numerous markets across the United States.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally, as well as through approximately 6,000 CVS stores, and retailers that include convenience stores, supermarkets, drug stores and club stores.  Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 17,000 chain stores and in numerous independent stores around the country.  As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 50 DSDs across the United States. Currently we have been authorized to sell Skinny products in Target, Stop & Shop, Giant, ACME, Harris Teeter, Shop Rite, Wegmans, Fry’s, CVS and select Walgreens, Costco and 7-Eleven stores. We are also seeking to develop sales channels with institutional customers, such as school districts, food service providers and the military. Further, we are also exploring international markets for the distribution of our product line.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Baltimore, Washington, D.C., Chicago, Los Angeles and San Francisco markets, designing and printing of point of sale material, the leasing and branding of mobile trucks, purchasing print ads, allocation of free samples of Skinny Water and investing in initial store placements. For the nine months ended September 30, 2011, our marketing expenditures were $3,030,879 as compared to $3,428,731 for the prior year period. We expect to incur significant marketing and advertising expenditures during the balance of fiscal 2011 to market our products. We believe that marketing and advertising are critical to our success, and to our ability to enhance our distribution network for our products.

Distribution Strategy

The Company’s distribution strategy is to build out a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products. Distributors include beer wholesalers, non-alcoholic distributors, and energy beverage distributors. To date, we have arrangements with approximately 50 DSDs across the United States.  We work with the DSD to deliver our products, merchandise them and assist us to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates and undertakes payments of any slotting fees that are required for product placement.

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

Results of Operations: Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Net revenues were $1,456,566 for the three months ended September 30, 2011, (net of billbacks of $77,891 and slotting fees of $6,000) as compared to $1,882,912 for the three months ended September 30, 2010 (net of billbacks of $277,382 and slotting fees of $45,868).  This decrease reflects a decrease in product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the third quarter 2011.

Gross profit was $364,872 for the three months ended September 30, 2011 as compared to $467,461 for the three months ended September 30, 2010.  The decrease is due to the overall reductions in revenue while experiencing an increase in gross profit as a percent (0.3%) due to our management of costs in bottling, raw material costs, through continued reformulation, associated with our relationships with our bottle supplier, flavor house and co-packer.

Marketing and advertising was $1,357,226 for the three months ended September 30, 2011 as compared to $1,182,028 for the three months ended September 30, 2010, reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce the retail marketplace on a national level. This overall marketing expense increase includes non-cash expenses of $948,327 in 2011 as compared to $9,000 in 2010 for marketing consultants in addition to expenses consisting of in-store advertising and sampling events, regional sales staff and sampling teams for each of our territories. The Company decreased its marketing expense in the areas of payroll, advertising and celebrity endorsements for the three months ended September 30, 2011 compared to the third quarter of 2010.

General and administrative expense was $911,362 for the three months ended September 30, 2011 as compared to $1,408,121 for the three months ended September 30, 2010, reflecting changes in the Company’s costs of non-cash expenses of $194,742 in 2011 and $710,024 in 2010 for the allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services.

Operating expenses were $2,268,588 for the three months ended September 30, 2011 as compared to $2,590,149 for the three months ended September 30, 2010.  These costs were associated with marketing expenses related to more cost-effectively expanding the Skinny Water flavors, as described above, which was countered with an increase in the cost of the non-cash expenses of $1,143,069 in 2011 as compared to $719,024 in 2010 for the allowance for returns and doubtful accounts, depreciation, employee options, warrants, compensation expense in addition to stock issued for services.

Interest expense was $568,176 for the three months ended September 30, 2011 as compared to $64,100 for the three months ended September 30, 2010, reflecting the increased borrowings to manage our increased inventory and receivables along with the overall financing of the operations during the third quarter 2011, and non-cash expense of $515,034 for the amortization of deferred financing costs relating to the guarantee of our factoring agreement by certain officers of the Company.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the three months ended September 30, 2011 and 2010.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $1,903,716, for the three months ended September 30, 2011, inclusive of non-cash expenses of $1,143,069 as compared to a loss of $2,122,688, inclusive of non-cash expenses of $719,024 for the three months ended September 30, 2010.

Results of Operations: Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Net revenues were $5,181,310 for the nine months ended September 30, 2011, (net of billbacks of $605,206 and slotting fees of $248,363) as compared to $5,911,218 for the nine months ended September 30, 2010 (net of billbacks of $723,092 and slotting fees of $275,962).  This decrease reflects decreased product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the nine months ended September 30, 2011.

Gross profit was $1,339,969 for the nine months ended September 30, 2011 as compared to $1,606,872 for the nine months ended September 30, 2010, due to continuing pressures on our costs, from increased energy and raw material costs, our cost of goods sold in bottling, through reformulation, and freight costs. In addition, gross profit percentage has decreased by 1.4% due to the lowering of our selling price to our distributors to minimize the effects of billbacks on revenue and cash flow.

Marketing and advertising expense was $3,030,879 for the nine months ended September 30, 2011 as compared to $3,428,731 for the nine months ended September 30, 2010, reflecting the Company’s efforts to more cost-effectively establish the Skinny brand with retailers and distributors, focusing on key marketing initiatives in relationship to our case sales and seasonality.  The Company allocates funds for general brand promotion to introduce Skinny Water to the retail marketplace on a national level. This includes expenses consisting of advertising, sampling events, promotions and couponing, which decreased in the first nine months of 2011 as compared with the same period in 2010. This was countered by an increase in non-cash expense of $1,483,076 in 2011 as compared to $55,768 in 2010 for marketing consultants and celebrity endorsements.

General and administrative costs (which include salaries, rent, office overhead, and public company expenses) were $2,943,213 for the nine months ended September 30, 2011 as compared to $3,268,688 over the same period in 2010. The decrease is due to a decrease in non-cash expense of $1,104,627 as compared to $1,606,900 for the nine months ended September 30, 2011 and 2010, respectively.

Operating expenses were $5,974,092 for the nine months ended September 30, 2011 as compared to $6,697,419 for the nine months ended September 30, 2010.  The costs reductions in operations were mainly associated with marketing expense decreases in selling payroll, sampling and point of sale costs, reflecting our ability to more cost-effectively distribute the Skinny Water brand.   In addition, along with the cost of marketing and administrative expenses, the Company incurred non-cash expenses of $2,587,703 in 2011 as compared to $1,662,668 in 2010 for the allowance for returns and doubtful accounts, depreciation, employee options, warrants, and stock issued for services.

Interest expense was $1,258,779 for the nine months ended September 30, 2011 as compared to $306,227 for the nine months ended September 30, 2010, reflecting the increased borrowings from United Capital Funding under our factoring arrangement to manage our inventory and receivables along with the overall financing of the operations during 2011 and non-cash expense of $1,030,069 for the amortization of deferred financing costs, relating  to the guarantee of our factoring agreement by certain officers of the Company, during the first nine months of 2011 as compared with $157,832 of non-cash expense for the same period in 2010.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the nine months ended September 30, 2011 and 2010.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $4,634,123, for the nine months ended September 30, 2011, inclusive of non-cash expenses of $2,587,703 as compared to a loss from operations of $5,090,547, inclusive of non-cash expenses of $1,662,668 for the nine months ended September 30, 2010.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. Except with respect to our current private placement as described in Note 16, the Company has no current agreements, firm or otherwise, with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of September 30, 2011, the Company had a working capital deficiency of $2,248,988, an accumulated deficit of $43,694,992, stockholders’ deficit of $366,271 and no cash on hand. The Company had net losses of $5,867,902 for the nine months ended September 30, 2011 and $6,914,269 and $7,305,831 for the years ended December 31, 2010 and 2009, respectively. As of November 18, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $621,041, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During 2011, the Company has raised an additional $3,250,500, less offering costs of approximately $62,000, from the sale of securities to accredited investors in private placements and other stock purchase agreements. During the 2010 fiscal year, the Company raised an aggregate amount of $2,635,750, less $289,862 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first nine months of 2011 the Company has issued 42,431,567 shares of common stock in lieu of approximately $1,612,000 in services. During fiscal 2010, the Company issued 16,913,796 shares of common stock for consideration of services of approximately $1,101,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent 2011 private placement and other purchase agreements will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

Cash Flow

At September 30, 2011, the Company had no cash on hand.  The Company utilizes its line of credit to manage its borrowing through cash collections at its factor, United Capital Funding. In addition, the Company has raised an additional $3,139,554, net of offering costs, through private sales of its securities to assist in satisfying its working capital requirements and to sustain operations during the nine months ended September 30, 2011.  Cash on hand was $59,992 at September 30, 2010. The change in cash primarily reflects our use of funds during the year for operations.

Operating Activities

Net cash used in operating activities totaled $3,140,138 for the nine months ended September 30, 2011 as compared to $1,882,651 for the nine months ended September 30, 2010. This is primarily attributable to a net loss of $5,867,902, increase in sales towards the end of the reporting period as compared to at December 31, 2010 which resulted in an increase in the accounts receivable balance by $484,054 and cash was utilized to decrease and pay down accounts payable by $382,671, partially offset by non-cash expense of $3,617,772 for the allowance for returns and doubtful accounts, depreciation, employee options, warrants, amortization of deferred financing costs and stock issued for services.

Financing Activities

Net cash provided by financing activities totaled $3,140,138 for the nine months ended September 30, 2011 and $1,767,561 for the prior year period. Cash provided by financing activities was primarily from the sale of our securities in our private placement and to individual stock purchase agreements entered into during the nine months ended September 30, 2011.

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

Except with respect to our current private placement as described in Note 16, we currently have no current agreements, firm or otherwise, with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors’ have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, citing recurring losses and negative cash flows from operations. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

We have developed operating plans that project profitability based on known assumptions of units sold, retail and wholesale pricing, cost of goods sold, operating expenses as well as the investment in advertising and marketing. These operating plans are adjusted monthly based on actual results for the current period and projected into the future and include statements of operations, balance sheets and sources and uses of cash. If we are able to meet our operating targets, we believe that we will be able to satisfy our working capital requirements. No assurances can be given that our operating plans are accurate nor can any assurances be provided that we will attain any such targets that we may develop.

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

In October 2010, the Company commenced a private offering (the “October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03.  During the year ended December 31, 2010, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. During the nine months ended September 30, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962. In connection with this offering the Company issued 1,194,583 shares of common stock during May 2011 to a registered broker dealer who served as a selling agent in conjunction with the offering.

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

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,336 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,264,000. As of September 30, 2011, 69,783,329 shares of common stock have been issued for total proceeds of $2,056,516, net of offering costs of $36,984. As of September 30, 2011, the Company had received $207,000 in proceeds for which the shares were not yet issued. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement to date, the Company has incurred fees of approximately $25,000 and issued 416,667 shares of common stock to such registered broker-dealers, subsequent to September 30, 2011.

On July 14, 2011, the Company entered into a stock purchase agreement with an individual accredited investor in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and issued 833,333 shares of common stock and issued warrants to purchase 1,666,667 shares of common stock to this broker-dealer. The agent warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

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

Other Transactions Impacting our Capital Resources

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through March 2012 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of September 30, 2011, the Company had $812,337 outstanding through this arrangement.  As of November 18, 2011, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $621,041, representing 85% of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract.  The Company issued 2,500,000 shares of common stock during the first month of the contract and issue 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock.  Through September 30, 2011, the Company has issued 5,000,000 shares under this agreement. The value of these issued shares was approximately $160,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In July 2011, the Company entered into a consulting agreement with this consultant for services pursuant to which the consultant shall provide consulting services in connection with the Company’s general business and financial operations and marketing and distribution activities. In consideration of such services, the Company agreed to issue the consultant 3,000,000 shares of common stock in six equal monthly installments of 500,000 shares. Through September 30, 2011, the Company has issued 1,000,000 shares under this arrangement. The value of these shares was approximately $55,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $28,000 as of September 30, 2011 for earned, but unissued stock, pertaining to this agreement.

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

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated.  The Company has issued 6,590,908 shares under this arrangement through September 30, 2011. The value of these shares was approximately $231,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi may perform additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which it shall be entitled to additional compensation. Upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi may be entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services, as contemplated under the consulting agreement. The value of these shares was approximately $350,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company.  The value of these shares was approximately $1,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. On February 18, 2011, the Company issued a $121,147 convertible note to Beverage Network of Maryland, as further discussed in Note 14, bearing interest at the rate equal to the U.S. Prime Rate, plus 2% per annum, with a maturity date of December 31, 2011. The note was convertible, at the option of the holder, into such number shares of the Company’s common stock determined by dividing the amount to be converted by the conversion price of $0.03 per share. This note was subsequently sold to a third party by Beverage Network of Maryland and was then converted into 4,038,233 shares of common stock during September 2011. The obligation was satisfied in its entirety. See Note 14 for further discussion.

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares.  Shares outstanding at September 30, 2011 were 572,397,439.  In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001.  Shares of preferred stock outstanding at September 30, 2011 were 1,920 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

In April 2011, the Company agreed to and subsequently issued 150,000 shares of stock to a lawyer for legal services rendered. The value of these shares was approximately $9,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date  approved by the Board of Directors.

In May 2011, the Company issued 1,527,800 shares of common stock, which was valued based upon the services provided, to Becker & Poliakoff, LLP, the Company’s law firm, in lieu of payment for services provided in the amount of approximately $46,000 of general and administrative expense.

In April 2011, the Company agreed and subsequently issued Stradley, Ronon, Stevens & Young (“SRSY”) 1,250,000 shares of common stock, which was valued based upon the value of the services provided, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm (general and administrative expense), which shares were issued in May 2011.

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm.  This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms.  As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule:  (A) for the first 30 days period during the initial term, the Company issued to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term.   As of September 30, 2011, we have issued 1,151,514 shares of common stock under this agreement. The value of these shares was approximately $69,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of September 30, 2011 for earned, but unissued stock, pertaining to this arrangement.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  To date, the Company has made all required payments in accordance with this arrangement.  In addition, the Company has agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011.   The value of these shares was approximately $16,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark in consideration of the payment of $20,000 and the issuance of 250,000 shares of common stock, which were issued during July 2011. The title to the trademarks was assigned and transferred to the Company during July 2011. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In May 2011, the Company also entered into a consulting agreement, with a term of one year, with the seller pursuant to which the seller agreement provide the Company with consulting services related to the Company’s marketing and distribution activities in consideration of the payment of $10,000 paid in equal monthly installments of $833 over the term of the agreement.

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period.  As of September 30, 2011, 466,668 shares of common stock were issued under this agreement. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the terms of the agreement.

On June 17, 2011, the Company granted 2,000,000 shares of restricted stock to each of its three non-employee directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman, in consideration of their service on the Board of Directors. The value of these shares was approximately $293,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman and Mr. Donald J. McDonald in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement which is one year. The Company has recognized approximately $1,030,000 of amortization expense during the nine months ended September 30, 2011, which is recorded as interest expense in the condensed statements of operations.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer held 9,000,000 options and the Company’s Chief Financial Officer held 8,000,000 options. Upon consummation of this arrangement in August 2011, the Company’s Chief Executive Officer received 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer received 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. Certain other employees surrendered a total of 925,000 options and received an aggregate of 740,000 shares of common stock in this transaction. These shares were issued during the nine months ended September 30, 2011. The stock options were cancelled and the common stock awards were granted on August 11, 2011. No additional expense was recognized as a result of this transaction since there was no incremental value in the options.

In July 2011, the Company issued 150,000 shares of common stock to consultant for services rendered. This grant was approved by the Board of Directors on June 17, 2011. The value of these shares was approximately $7,000 of marketing and advertising expense, which was based on the fair market value of the common stock on the date approved by the Board of Directors.

In July 2011, the Company issued 277,783 shares of common stock to a registered broker-dealer to satisfy an obligation of approximately $17,000 of general and administrative expense, relating to services performed.

In July 2011, the Company entered into a settlement agreement with a service provider to resolve an outstanding payment disagreement and pursuant to such agreement, agreed to issue such consultant 100,000 shares of Common Stock and make a cash payment of $7,500. The value of these shares was approximately $5,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement.

In July 2011, the Company issued 125,000 shares of common stock to a former employee in connection with a severance arrangement. The value of these shares was approximately $4,000 of marketing and advertising expense, which was based upon the fair market value of the common stock on the date granted to the employee.

In August 2011, the Company granted warrants to purchase 15,000,000 shares of common stock to its celebrity business and marketing consultant, Russell Simmons, in additional consideration for his services. Of these warrants, warrants to purchase 5,000,000 shares of common stock have an exercise price of $0.05 per share and are exercisable for a period 24 months and warrants to purchase 10,000,000 shares of common stock have an exercise price of $0.075 per share and are exercisable for a period 24 months. The stock based compensation expense related to these warrants was approximately $600,000 of marketing and advertising expense, during the three and nine months ended September 30, 2011.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer effective as of June 17, 2011. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives during the nine months ended September 30, 2011 and incurred an aggregate of $200,000 of general and administrative expense. The salary increases were originally approved by the Board of Directors on June 17, 2011.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

During the quarter ended September 30, 2011, the Company was not able to address these matters and intends to add additional staff to assist in these processes.  No changes to internal controls over financial reporting have come to management’s attention during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below for the quarter ended September 30, 2011, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

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

In July 2011, the Company received a civil complaint, dated June 27, 2011, from the Circuit Court for Howard County, Maryland regarding a claim filed by Beverage Network of Maryland, Inc. ( “BevNet Inc.”), alleging breach of contract concerning the Company’s failure to pay the remaining portion of a termination fee to BevNet, Inc.  The caption of the proceeding is Beverage Network of Maryland, Inc., vs Skinny Nutritional Corp.  The amount in controversy was $104,050 plus interest and legal fees.  As described in Note 8, in February 2011, the Company issued a convertible note in the aggregate principal amount of $121,147 to this distributor in connection with its efforts to settle an outstanding disagreement. Upon the assignment and conversion of this note in September 2011, this obligation has now been satisfied in its entirety.

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended September 30, 2011 other than those disclosed elsewhere herein and in previous SEC filings.

During the quarter ended September 30, 2011, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

10.1*	Amendment to Employment Agreement with Michael Salaman				X

10.2*	Amendment to Employment Agreement with Donald J. McDonald				X

10.3*	Form of Option Exchange Agreement				X

10.4	Form of Securities Purchase Agreement				X

10.5	Form of Warrant Issued July 14, 2011				X

10.6	Form of Agent Warrant				X

10.7	Form of Warrant Issued to Consultant at August 11, 2011				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and, (iv) the Notes to the Unaudited Condensed Financial Statements, tagged as blocks of text.

* Represents a management contract or compensation plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

November 21, 2011	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer