Form 10-K
period 2011-12-31
Skinny Nutritional Corp.
filed 2012-04-16
CIK 1176325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011): $21,828,577

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On April 5, 2012 there were 664,008,083 shares outstanding of common stock of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE

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

FOR THE YEAR ENDED DECEMBER 31, 2011

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

Business Development

Skinny Nutritional Corp. (“Skinny” and the “Company”) develops markets, distributes and licenses zero calorie, zero sugar, zero carbohydrates and zero sodium enhanced beverages under the “Skinny Water” brand.  Skinny’s proprietary formula uses 100% natural flavors with no artificial colors or preservatives to produce a unique beverage. The Company currently owns numerous Skinny trademarks that are in the following categories: Beverages, Snacks & Meals and Advertising Slogans using the term “Skinny” focused in the area of healthier beverages and foods. We have developed and are marketing a line of enhanced waters, all branded with the name “Skinny Water” that are marketed and distributed to primarily health conscious consumers. Our business strategy is to develop a variety of conventional beverages and foods utilizing our Skinny trademarks. These trademarks include Skinny Water ® , Skinny Tea ® , Skinny Shakes ® , Skinny Java ® , Skinny Smoothies™, Skinny Bar™, Skinny Snacks™, SkinnyTinis™ and others. In 2004 we began implementing our business plan of marketing and distributing Skinny Water.  As described in greater detail below, in October 2006 we restructured our supplier relationships and changed our corporate name to Skinny Nutritional Corp. to evidence our focus on marketing and distributing nutritional products branded “Skinny” designed to appeal to weight conscious consumers.

Corporate History

We were originally incorporated on June 20, 1984, in the State of Utah as Parvin Energy, Inc.  Following a name change to Sahara Gold Corporation, in July 1985 we changed our corporate domicile to the State of Nevada and in January 1994 changed our name to Inland Pacific Resources, Inc.  Subsequently, in December 2001, we consummated a corporate reorganization with Creative Enterprises, Inc., a Delaware corporation, and changed our name to Creative Enterprises International, Inc.  All of the shares of common stock of the Delaware corporation issued and outstanding on that date were exchanged for shares of common stock issued by the Nevada corporation, which changed its name after the reorganization to Creative Enterprises International, Inc.  In 2004, management negotiated a license agreement with Peace Mountain Natural Beverage Corporation (as described below) in order to provide us with the rights to various Skinny trademarks necessary to engage in our present business line. Effective in December 2006, we changed our name to “Skinny Nutritional Corp.” to more accurately describe our evolving operations. This discussion relates solely to the operations of Skinny Nutritional Corp.

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

Our principal executive offices are located at 3 Bala Plaza East, Suite 101, Bala Cynwyd, Pennsylvania. Our telephone number is (610) 784-2000.

Business Overview

Our Current Products

We operate our business in the rapidly evolving beverage industries and are currently focused on developing, distributing and marketing conventional beverages. Conventional beverages have been a leading growth segment within the beverage industry in the United States. The Company principally operates through marketing and distributing the “Skinny Water®” line of conventional beverages.

Our Skinny Water product, which we originally introduced in 2005, was reformulated in 2008 and now includes seven flavors, consisting of Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), and Goji Black Cherry (Shape).   Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants and contains no calories, sugar or sodium and has no preservatives or artificial colors. Skinny Water’s Raspberry Pomegranate flavor features the clinically tested ingredient, (“Super CitriMax”) plus a combination of calcium and potassium.

Our current business strategy is to continue to expand our distribution of our line of Skinny Waters ®. Skinny Water is currently distributed by 50 distributors across the country, as well as the Bahamas and Bermuda. In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”–branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses. We do not expect the licensee to introduce product in the licensed territory until 2013.

Based on account authorizations with retailers, our management believes that Skinny Water is available at retailers with over approximately 14,000 retail outlets.  Retailers currently selling Skinny Water include a national distribution relationship with Target Corporation, as well as SuperValu, Ahold, Wegmans, Harris Teeter, Shop Rite, CVS, select Walgreens and 7-Eleven. The Company distributes its beverages through direct-store-delivery (DSD) beverage distributors, such as Canada Dry Bottling Company of  New York, Canada Dry Delaware Valley, Canada Dry Potomac, Polar Beverage, 7Up Reno, 7Up Modesto, Hensley Corp and many others throughout the US.  We will continue to focus on establishing and expanding the market for the Skinny beverages in the United States and internationally, and generate sales and brand awareness through samplings, in-store advertisements, point of sale materials, retail promotions, event marketing, national print ads, internet marketing, celebrity endorsements and public relations.

General Business Developments

Financing Activities

In October 2010, the Company commenced a private offering (the “October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company has entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock, issued in May 2011, under this arrangement were $65,675 and 1,194,583 shares, respectively.

As of February 11, 2011, the Company entered into stock purchase agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.

Also in February 2011, the Company entered into a securities purchase agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, this investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement.

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it offered an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,329 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, were approximately $2,256,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement, the Company has incurred fees of approximately $25,000 and issued 416,667 shares of common stock to such registered broker-dealers during 2011. The Company also incurred approximately $19,000 in legal fees.

On July 14, 2011, the Company entered into a stock purchase agreement with William Apfelbaum in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. William Apfelbaum was subsequently appointed to the Company’s Advisory Board. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and issued 833,333 shares of common stock and issued warrants to purchase 1,666,667 shares of common stock to this broker-dealer. The agent warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”).   The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. The Company sold an aggregate principal amount of $705,000 of Convertible Notes and issued a total of 23,500,000 Series A Warrants to the investors. The aggregate principal amount of the Convertible Notes issued is initially convertible into 23,500,000 shares of common stock.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within 6 months, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Notes, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The principal amount of the Convertible Notes shall bear interest at the rate of 10% per annum and shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. Upon any redemption on or before the six month anniversary of the original issue date of the Convertible Note, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Convertible Notes contain events of default customary for similar transactions and the security agreement includes customary restrictive covenants concerning protections of the collateral. Among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the secured note or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. If we are unable to repay the secured notes when due, or upon an event of default, the holders could foreclose on our assets.

The Series A Warrants permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants. Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as selling agents in the Unit Offering, the Company agreed to pay to the selling agents cash commissions equal to $56,400, or 8.0% of the gross proceeds received, and agreed to issue five-year warrants to purchase an aggregate of 2,350,000 shares, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrants”). The Company intends to use the proceeds for working capital and general corporate purposes. The securities offered have not been registered under the Securities Act or any state securities laws and were offered only to accredited investors in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act or any state Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Acquisition of Trademarks

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain Natural Beverage Corp. to bottle and distribute a conventional beverage called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In May 2011, the Company and Peace Mountain entered into a letter agreement seeking to resolve the remaining payments due. We are currently in arrears on our revised payment term obligation to Peace Mountain on the remaining payments of approximately $103,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks. In connection with the acquisition of these assets, we and Peace Mountain entered into a Trademark Assignment Agreement and Consulting Agreement, settling a prior dispute between the parties and avoiding pending arbitration proceedings.  Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which was effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company agreed to pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden agreed to provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, in 2009 the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark.  The Company plans to develop and market beverages under the “SkinnyTinis” brand name.

Advisory Board

On March 20, 2008, the Company announced it established an Advisory Board to provide advice on matters relating to the Company’s products. On such date, the Company appointed the following individuals to its Advisory Board: Pat Croce, Ron Wilson and Michael Zuckerman. In fiscal 2010, the Company reconstituted the Advisory Board and appointed Messrs. Niki Arakelian, Ruben Azrak, Barry Josephson and John Kilduff to its Advisory Board. Following the resignation of Mr. William Sasso from the Company’s Board of Directors in October 2010, he agreed to serve on the Advisory Board. During 2011, the Company appointed William Apfelbaum to its Advisory Board. Currently, these six individuals comprise the Advisory Board.

Our Industry

Weight management is a challenge for a significant portion of the U.S. population. The 2009-2010 National Health and Nutrition Examination Study estimated that 36% of U.S. adults are obese and approximately 17% of children and adolescents are obese. The prevalence of obesity in the United States increased during the last decades of the 20th century. According to the U.S. Department of Health and Human Services, overweight or obese individuals are increasingly at risk for diseases such as type 2 diabetes, heart disease, hypertension, certain types of cancer, stroke, arthritis, breathing problems and depression. However, there is evidence that weight loss may reduce the risk of developing these diseases.

In addition to the health risks, there are also cultural implications for those who are overweight or obese. U.S. consumers are inundated with imagery in media, fashion, and entertainment that depicts the thin body as the ideal type. Despite the high percentage of overweight or obese individuals in the U.S., the popularity of dieting would seem to indicate consumers’ desire to be “skinny”.  According to Gallup surveys, approximately 62 million people in the United States were on a diet during 2006. Approximately 6 million participated in commercial weight loss programs and 49 million conducted some form of self-directed diet. We believe our products are well positioned to attract both types of consumers.  Further, there has been proposed legislation introduced to implement a tax on sugar based beverages. New York City and Philadelphia have been leading this movement. Additionally, local and state governments have adopted policies to have food and beverage companies to make calorie contents more visible on menus and labels.  Because of these consumer trends and political movements, the Company believes its zero calorie, zero sugar and zero sodium positioning for its line of Skinny Waters is viable.

The conventional beverage market includes a wide variety of beverages. This category includes: vitamin and enhanced flavored waters, ready-to-drink (RTD) teas, sports drinks, energy drinks, and single-serve (SS) fresh juice. These industries are highly competitive and are subject to continuing changes with respect to the manner in which products are provided and how products are selected. We investigate means of reducing our product cost, with no impact on product integrity, to enable us to reduce the impact of these expenses on our revenues.

Conventional beverages are marketed through various channels, including health food stores and mass-market (which may include retail and grocery store chains). As a product, Skinny Water competes with conventional beverages as well as dietary supplements.

Our Products

The Company operates its business in the rapidly evolving beverage industry and is currently focused on developing, distributing and marketing nutritionally enhanced beverages.  Enhanced beverages have been leading the growth of beverage consumption in the United States.  Our line of products currently consists of seven flavors of Skinny Water, including three flavors under our “Sport” line, which we introduced during the second quarter of fiscal 2010. The Company intends to market additional “Skinny” beverages in the future, including Alkaline+Electrolytes pure water planned for the second quarter of 2012.

Skinny Water ®

The Skinny Water® product line presently consists of the following seven flavors: Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Citrus Berry (Power), and Goji Black Cherry (Shape). Skinny Water® is formulated with a proprietary blend of electrolytes, vitamins, and antioxidants. These formulations were launched in 2008. Each product is a naturally-flavored, conventional beverage with zero calories, zero sugar and zero sodium. These products contain no artificial flavors or colors and are also preservative free.  We originally formulated Skinny Water as water containing a proprietary, natural appetite suppressant, with a natural water appearance. Rather than focus on appetite suppression, our current products are designed as a calorie-free alternative to other currently available conventional beverages. Each flavor is fortified with a different vitamin and antioxidant package and every beverage contains calcium and potassium.

Our Raspberry Pomegranate Skinny Water product includes the dietary ingredient, “Super CitriMax,” which is available for use in beverages and foods in the U.S. and a number of other countries. This product also includes ChromeMate (R) which is a patented form of biologically active niacin-bound chromium called chromium nicotinate or polynicotinate. We obtain supplies of Super Citrimax and ChromeMate from Interhealth Nutraceuticals on a non-exclusive basis and are authorized to use InterHealth’s trademarks and logos in marketing products containing Super CitriMax®.

Planned Products

We intend to expand our product line to introduce additional products in the beverage and food categories at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Alkaline+Electrolytes pure water planned for the second quarter of fiscal 2012, Teas, Shakes, Smoothies and Javas. We are continuing to focus our research and development efforts in the area of zero calorie natural sweetener systems that we could use in our future lines of beverages.

Distribution, Sales and Marketing

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. We use a combination of sampling, in store point of sale materials, retail promotions, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that in-store merchandising is a key element to providing maximum exposure and sales to its brand.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility and, for example, during fiscal 2010 we entered into a sponsorship agreement for the Brad Paisley H20 Tour which lasted until February 2011 in numerous markets across the United States.  In addition, in February 2012, we entered a sponsorship with the JDRF to sponsor various initiatives to combat juvenile diabetes.

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Chicago, Baltimore, Washington, D.C., Los Angeles and San Francisco markets. Further, the Company designs and prints point of sale material, brands mobile trucks, allocates free samples of Skinny Water and creates consumer trial and interest through in-store promotions and sampling.  We incurred significant expense in fiscal 2011 related to our marketing efforts and we expect to incur significant marketing and advertising expenditures during fiscal 2012 to market our products. We believe that marketing and advertising are critical to build brand awareness to Skinny Water.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 14,000 chain stores and in numerous independent stores around the country. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 50 DSDs across the United States. Currently we have been authorized to sell Skinny products in Target, SuperValu, Ahold, Harris Teeter, Wegmans, Shop Rite, CVS and select Walgreens and 7-Eleven stores.  We are also seeking to expand our customer base by increasing our sales efforts in the grocery, mass, club and convenience channels.

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

Distribution Strategy

The Company’s distribution strategy is to grow its retail accounts by establishing a national direct store delivery (DSD) network of local distributors, creating a national distribution system to sell our products and going direct through a retailer’s own warehouse system. Distributors include non-alcoholic distributors, beer wholesalers and energy beverage distributors. To date, we have relationships with approximately 50 DSDs across the United States.  We work with the DSD to obtain corporate authorization from chain stores in a particular market. It often takes more than one DSD to deliver to all the stores within a chain. The Company must coordinate promotions and advertising between the chain stores and the DSD. The Company also negotiates any slotting fees that are required for product placement and is typically obligated for such fees.

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

Bottle Supply Agreement

In February 2008, we entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. The parties intend to further amend the agreement to extend the term for an additional one year with an automatic renewal for another three years and allow Z-H to become the sole supplier to the Company for a new proprietary bottle which the Company expects to release during the later part of 2012. Following the expiration of the term of this agreement, Z-H has a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier. Under this agreement, the Company is required to purchase all of its bottle requirements from Z-H; however, the agreement does not mandate any quantity of purchase commitments.  Accordingly, the Company is dependent upon this counterparty for the satisfaction of its bottle needs. One of our Board members, Michael Zuckerman, is a principal of Z-H. The Company has purchased under this agreement approximately $1,363,000 and $1,489,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there was approximately $189,000 and $357,000, respectively, due to Z-H.

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

Our co-packer assembles our products and charges us a fee, by the case. We follow a “fill as needed” manufacturing model to the best of our ability and we have no significant backlog of orders. Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packer in accordance with our specifications. Skinny Water is currently being bottled at 2 locations by Cliffstar, LLC in Dunkirk, NY and in Fontana, CA. This bi-coastal arrangement was set up to shorten shipping times to our distributors.

Historically, we obtained the ingredients used in our products from domestic suppliers and each ingredient (other than Super CitriMax or ChromeMate) has several reliable suppliers.  Other ingredients, such as our vitamin packages, antioxidant packages and flavorings come from third party suppliers.  Although, these supply arrangements are subject to interruption based on, for example, market conditions, our suppliers have given us assurances that our supply will not be interrupted. As described below in greater detail, under our agreement with Cliffstar, they will become responsible for ingredient procurement.

As of January 31, 2012, we entered into an exclusive Product Manufacturing and Distribution Agreement (the “Manufacturing Agreement”) with Cliffstar, LLC, a subsidiary of Cott Corporation. Subject to the terms and conditions of the Manufacturing Agreement, Skinny granted Manufacturer an exclusive, non-transferable, limited right and license to use the Skinny Water trademark, including the right to sub-license, solely upon and in connection with the development, production, processing, packaging, storage, distribution, and sale of our Skinny Water products and other products which it may develop in the future. The territory covered by the Manufacturing Agreement is the United States and Canada. The Manufacturing Agreement also provides that in the event that Skinny desires to distribute products outside of the territory, Manufacturer shall have a right of first refusal to negotiate in good faith amendments to the Manufacturing Agreement as may be necessary or appropriate for Manufacturer to produce and/or distribute products in such additional locations.

Under the Manufacturing Agreement, Skinny shall be solely responsible for all marketing, promotion, customer relations (except and to the extent specifically provided otherwise in the Manufacturing Agreement) and other activities related to the sale of the products. Further, under the Manufacturing Agreement, the parties intend for Manufacturer to become responsible for sourcing, purchasing, maintaining inventory and otherwise providing all ingredients required for the manufacture of the products following a transition period. However, until such time as Manufacturer is prepared to source directly any or all other ingredients of the products, Manufacturer will continue to obtain such ingredients from Skinny. Additionally, the parties intend for Manufacturer to become responsible for providing all packaging materials, including but not limited to labels, necessary for the production and shipment of the products following a transition period. Until such time as Manufacturer is prepared to source directly any or all packaging materials for the products, it will obtain such packaging materials from Skinny and Skinny will source the product containers at its sole expense.

The Manufacturing Agreement also provides that in connection with sales to Wal-Mart only (unless the parties otherwise expressly agree in writing) Manufacturer shall be responsible for the delivery of Products, invoicing and collection of receivables from Wal-Mart and shall pay to Skinny royalties derived from such sales. Skinny will remain responsible for all other product distribution and sales at its sole cost and expense.

The Manufacturing Agreement commenced as of the effective date of January 31, 2012 and will continue until terminated by either party on 36 months prior written notice. However, either party may sooner terminate the Manufacturing Agreement upon written notice, with a right to cure, if the other party is in default under the Manufacturing Agreement. Further, the Company has the right to immediately terminate the Manufacturing Agreement upon written notice in the event of a material breach, as defined in the Manufacturing Agreement, by Manufacturer. In the event of a termination for default or material breach, the Company will buy from Manufacturer all finished product inventory and concentrate. In addition, either party may terminate the Manufacturing Agreement upon the occurrence of any event or circumstance that it considers to constitute an imminent danger to the health and safety of the public. If Manufacturer terminates the Manufacturing Agreement based on such reason, Skinny shall also be required to purchase finished product inventory and concentrate. Further, Manufacturer may dispose or sell product on hand during a 90 day period following the expiration of the Manufacturing Agreement at the end of its term. The Manufacturing Agreement provides for customary covenants by both parties regarding insurance and indemnification matters.

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

Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and “private label” soft drink suppliers. Significant competitors for Skinny Water in the conventional beverage category are product lines such as Vitamin Water, Vitamin Water Zero, Fuze, SoBe Life Water and SoBe Life Water Zero.  The beverage market is highly competitive, and includes international, national, regional and local producers and distributors, many of whom have greater financial, management and other resources than us. These brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other branding campaigns. In addition, the Company’s manufacturing these products generally are greater in size and have greater financial, personnel, distribution and other resources than we do and have greater access to additional financing.

Based on these key competitive factors, we believe that we can compete effectively in the conventional beverage industry. We, however, have no control over how successful competitors will be in addressing these factors. By focusing our marketing and promotion of Skinny Water as a great tasting zero calorie, sugar, sodium and preservative-free alternative, we believe that we have a competitive advantage in our market.

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

Proprietary Rights, Brand Names and Trademarks

We have spent significant resources building the Skinny Water brand name. We regard consumer recognition of and loyalty to all of our brand names and trademarks as extremely important to the long-terms success of our business. Until July 2009, we licensed certain trademarks from Peace Mountain. As discussed previously, in July 2009, we completed the purchase from Peace Mountain of certain trademarks and other intellectual property assets relating to the design, development, manufacture, distribution, and sale of Skinny Water and certain other beverage products. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake™” , “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’ and “Skinny Java™”.  We now own the proprietary rights to our products. We use non-disclosure agreements with employees and distributors to protect our rights and those of our suppliers. We are currently in arrears on our revised payment term obligation to Peace Mountain on the remaining payments of approximately $103,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

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

Seasonality

Typically in the conventional water industry, revenue is strongest in the 2nd and 3rd quarters of the year. Although our business experiences fluctuations in sales due to seasonality, we have distributors in more temperate climates, such as California, Arizona and Florida, in an effort to mitigate some of the seasonality in our revenues. We believe the overall impact of seasonality on revenue is difficult to predict at this time.

Number of Employees

As of December 31, 2011, we had a total of 18 full time employees. Our independent contractors provide services to us on an at-will basis. Our employees are not subject to any collective bargaining agreement. We believe that employee relations are good.

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

We only have a limited operating history upon which potential investors may base an evaluation of our prospects. To date, we have only had limited revenues and our business model is subject to a high degree of risk. For the year ended December 31, 2011, we had revenues of $5,660,930 as compared to revenues of $6,927,108 for the year ended December 31, 2010. There can be no assurance that we will be able to continue to generate revenues or that we will be profitable. Prospective investors may lose all or a portion of their investment. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a highly competitive market, such as the market in which we compete. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors.

We have a history of operating losses. If we continue to incur operating losses, we have insufficient working capital to maintain operations.

As of December 31, 2011, we had an accumulated deficit of $45,492,945. For the years ended December 31, 2011 and December 31, 2010, we incurred net losses of $7,665,855, inclusive of non-cash expense of $4,390,130 and $6,914,269, inclusive of non-cash related expense of $2,379,425, respectively.  If we are not able to begin to earn an operating profit at some point in the future, we have insufficient working capital to maintain our operations as we presently intend to conduct them.

We have limited working capital and will need to raise additional capital in the future and our independent auditors’ have included a “going concern” opinion in their report.

At December 31, 2011, the Company had no cash on hand.  The Company utilizes its line of credit to fund its working capital as necessary by managing its borrowing through cash collections at its factor, United Capital Funding. In addition the Company has raised $3,550,500, less offering costs of $113,567, during 2011 to minimize its outstanding loan needs and increase working capital for inventory and marketing. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. During the 2010 fiscal year, we raised an aggregate amount of $2,635,750, less $289,862 of offering costs, from the sale of securities to accredited investors in private transactions pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. We believe that as of the date of this report the cash anticipated from operations will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a minimal period, without raising additional capital from the sale of our securities. This will depend, however, on our ability to execute on our 2012 operating plan and to manage our costs in light of developing economic conditions and the performance of our business.

Accordingly, we have an immediate need for additional cash which we must satisfy either by immediately developing a market for our products, selling additional securities in private placements or by negotiating for an extension of credit from third party lenders. If we are unable to obtain additional capital, we will need to reduce costs and operations substantially. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2011. Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

If we are unable to achieve sufficient levels of sales to break-even, we will need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangements. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

We entered into a secured financing arrangement based on our accounts receivable and if we are unable to make the scheduled payments on this facility or maintain compliance with other contractual covenants, we may default on this agreement.

On November 23, 2007, we entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”). The agreement initially provided for an initial funding limit of $300,000.  Currently, this arrangement has been extended through April 1, 2013, and the borrowing limit has been increased to extend our line to 85% of the face of the eligible receivables subject to a maximum of $2,000,000.  As of December 31, 2011, we had an amount outstanding under this arrangement of $535,402 and as of April 5, 2012, we have a balance of $733,436 outstanding under this arrangement. Under this arrangement, all accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as a reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, we will be obligated to pay UCF the shortfall. In addition to the factoring fee, we will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, we granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. In addition, upon the occurrence of certain contractually-specified events, UCF may require us to repurchase a purchased account on demand. In connection with this arrangement, each of our Chief Financial Officer and Chief Executive Officer agreed to personally guarantee our obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide UCF with the required written notice.  We are currently negotiating with the lender for more favorable terms.  In case of an uncured default, the following actions may be taken against us:

•	All outstanding obligations would be immediately due and payable;

•	Any future advancement of funds facility would cease; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

We recently completed a private placement of convertible notes and granted the investors a security interest in all of our assets.

In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”).   The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. The Company sold an aggregate principal amount of $705,000 of Convertible Notes and issued approximately 23,500,000 Series A Warrants to the investors. The aggregate principal amount of the Convertible Notes issued is initially convertible into 23,500,000 shares of common stock.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within 6 months, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Notes, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The principal amount of the Convertible Notes shall bear interest at the rate of 10% per annum and shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. If there is any redemption on or before the six month anniversary of the original issue date of the Convertible Note, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Convertible Notes contain events of default customary for similar transactions and the security agreement includes customary restrictive covenants concerning protections of the collateral. Among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the secured note or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. If we are unable to repay the secured notes when due, or upon an event of default, the holders could foreclose on our assets.

The Series A Warrants permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants. Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as selling agents in the Unit Offering, the Company agreed to pay to the selling agents cash commissions equal to $56,400, or 8.0% of the gross proceeds received, and agreed to issue five-year warrants to purchase an aggregate of 2,350,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrants”). The Company intends to use the proceeds for working capital and general corporate purposes. The securities being offered have not been registered under the Securities Act or any state securities laws and were offered only to accredited investors in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act or any state Regulation D, promulgated thereunder. Such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies which regulate our products. Our products are subject to regulation by, among other regulatory entities, the FDA and the FTC. Advertising and other forms of promotion and methods of marketing of our products are subject to regulation by the FTC which regulates these activities under the FTCA.

The manufacturing, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

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

We have reported material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

We are required by the Sarbanes Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls. As described in Item 9A — Controls and Procedures elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2011, resulting from the lack of sufficient expertise in U.S. GAAP to ensure the accurate reporting of transactions in our financial statements, as well as material weaknesses in our closing procedures and our assessment of our internal control over financial reporting. Given these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011. We plan to devote resources to the remediation and improvement of our internal control over financial reporting based upon our liquidity position. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis, which could result in our inability to satisfy our periodic reporting obligations or result in material misstatements in our financial statements. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information, which could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

Significant competition in our industry could adversely affect our business.

Our market is highly competitive and relatively few products achieve significant market acceptance. Further, the market for conventional beverages is also highly competitive and our competitors in the conventional beverage segment include well known brands such as Glaceau Vitamin Water ® and SoBe Life Water®. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

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

We must engage distributors to sell our products principally to major retailers and chains including supermarkets, drug stores and convenience stores. We also have distribution arrangements with retail accounts, including Target and CVS, to distribute our products through their venues. These relationships are typically on a purchase-order basis. We do not have any relationships with distributors that are subject to significant minimum purchase commitments. Accordingly, we cannot assure any given level of performance by our distributors and we do not have any assurance that these accounts will result in recurring orders. The poor performance of our distributors, retailers or chains or our inability to collect accounts receivable from our distributors, retailers or chains could materially and adversely affect our results of operations and financial condition. Further, these arrangements are terminable at any time by these retailers or us.

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

Starting in 2010 we have been able to expand our distribution network to cover, to a certain extent, all major metropolitan regions of the United States through relationships with independent beverage distributors, such as Polar Beverages in New England, as well as a limited number of distributors affiliated with larger beverage companies. These agreements are on terms substantially similar with the agreements described above, including potential payments for invasion fees and slotting fees as well as early termination fees should we seek to terminate the agreement prior to its expiration or elect not to renew it. As with our agreements with Canada Dry-affiliated distributors, these other agreements do not require any minimum performance requirements by the distributors and we will be reliant upon their performance.

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

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of independent distributors. We currently do not have any long-term, written distribution agreements with significant minimum purchase commitments. For example, even though our agreements with Canada Dry-affiliated distributors are for multi-year terms, no performance targets are mandated. Accordingly, we expect to incur additional time and expense in assisting our distributors in generating a demand for our products. We intend to enter into written agreements with key distributors for varying terms and duration, however, many distribution relationships may be based solely on purchase orders and be terminable by the distributor at will. We do not anticipate that in the future we will be able to establish, long-term contractual commitments from many of our distributors. In addition, we cannot provide any assurance as to the level of performance by our distributors under such agreements, that these agreements will include minimum purchase commitments by the distributors or that those agreements will not be terminated early. Moreover, there is the possibility that we may have to incur significant additional expenditures or agree to additional obligations to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets, including the granting of exclusive rights for a defined territory or imposition of termination payments. For example, under our distribution agreements with Canada Dry-affiliated distributors, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Further, under these agreements, we also will pay the distributor a termination penalty in the event we elect not to renew the agreement and the distributor is not in breach of its obligations. There is no assurance that we will be able to establish distribution relationships or maintain successful relationships with distributors in our geographic distribution areas. If we are unable to establish or maintain successful distribution relationships, our business, financial condition, results of operations and cash flows will be adversely affected.

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

We are dependent on our manufacturing agreement with Cliffstar, LLC. This dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not directly manufacture our products and have historically outsourced such manufacturing to bottlers and contract packers. As of January 31, 2012, we entered into manufacturing and distribution agreement with Cliffstar, LLC pursuant to which we granted them an exclusive, non-transferable, limited right and license to use the Skinny Water trademark, including the right to sub-license, solely upon and in connection with the development, production, processing, packaging, storage, distribution, and sale of the Company’s Skinny Water products and other products which it may develop in the future. The territory covered by the Agreement is the United States and Canada and we also granted them a right of first refusal to produce and/or distribute products in additional location. The agreement was effective as of January 31, 2012 and will continue until terminated by either party on 36 months prior written notice, subject to rights of either party to sooner terminate the agreement due to certain defaults or breaches, as described in the agreement. Accordingly, we are solely dependent on Cliffstar for the manufacture of our products and any disruption or delay at their bottling facilities could adversely affect our revenues. Further, due to the exclusive nature of our manufacturing agreement, in the event of production disruptions or delays, we may not be able to procure alternative packing facilities, which would further adversely affect our operating results. In addition, to the extent our product forecasting is not accurate and demand for our products exceeds available inventory, we will be unable to fulfill distributor orders on demand. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which in turn, would likely have a material adverse effect on our ability to maintain profitable relationships with those distributors and key accounts.

  We are dependent on our supply agreement with Zuckerman-Honickman for our supply of bottles. This dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years. The parties intend to further amend the agreement to extend the term for an additional one year with an automatic renewal for another three years and allow Z-H to become a sole supplier to the Company for a new proprietary bottle which the Company expects to release during the later part of 2012. Following the expiration of the term of this agreement, Z-H has a right of first refusal to match any third party suppliers offer to continue to serve as the Company’s supplier. Under this agreement, the Company is required to purchase all of its bottle requirements from Z-H; however, the agreement does not mandate any quantity of purchase commitments.  Due to the terms of the agreement, the Company is dependent upon this counterparty for the satisfaction of its bottle needs. This dependence exposes the Company to the risk that they are not able to timely fulfill our requirements or that in the event of a dispute between the parties, they are unwilling to satisfy such requirements. Further, during the term of this agreement, with the exception of fixed volume rebates, the Company will not be able to reduce its costs of sales related to bottles unless it would be able to negotiate an alternative arrangement with Z-H. As the Company is contractually obligated to purchase bottles from Z-H, its leverage to negotiate alternative terms is limited. Bottles must be competitively priced.   One of our Board Members, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

We are in arrears with respect to our payment obligation to Peace Mountain.

In July 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments beginning May 1, 2010. In May 2011, the Company and Peace Mountain entered into a letter agreement seeking to resolve the remaining payments due. In addition the Company had agreed to settle all legal expenses relating to the settlement by issuing 250,000 restricted shares of the Company’s common stock which was issued in July, 2011.We are currently in arrears on our revised payment term obligation to Peace Mountain on the remaining payments of approximately $103,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

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

We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against us in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights (see Note 20 of the audited financial statements). Whether brought by or against us, these claims can be time consuming, result in costly litigation and divert management’s attention from our day-to-day operations, which can have a material adverse effect on our business, operating results and financial condition. Further, similar to our competitors, we will likely become subject to litigation. Such litigation may be costly and time consuming and may divert management’s attention from our day-to-day operations. In addition, we cannot assure you that such litigation will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2011, of the issued and outstanding shares of our common stock, approximately 314,969,075 shares may be deemed “restricted shares” and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. In general, under Rule 144 under the Securities Act, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. A person (or persons whose shares are aggregated) who is deemed to be an affiliate of ours and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of our common stock or the average weekly trading volume of our common stock during the four calendar weeks preceding such sale. Such sales are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. Possible or actual sales of our Common Stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of our Common Stock in the open market.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock. Further, we may issue additional shares of common stock upon the satisfaction of performance targets.

As of December 31, 2011, there were outstanding options to purchase 8,487,500 shares of common stock, other warrants to purchase 117,024,164 shares of common stock, convertible debt which can be converted to 10,000,000 shares of common stock, and 1,420 shares of preferred stock that can be converted to 2,366,667 shares of common stock. The exercise price of certain warrants and conversion price of the convertible debt have reset provisions based upon the results of future financings. In addition, as of December 31, 2011, there are 4,406,250 non-vested shares to be issued under the 2009 Employee Incentive Plan relating to restricted common stock grants. These underlying shares currently represent 24% of our common stock. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying common stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

In addition, we have entered into agreements with consultants and other third parties which the Company has agreed to pay for these services through issuance of common stock as mentioned in Notes 8, 10 and 21 of the audited financial statements. In addition, pursuant to the stipulation we entered into with Ironridge Global IV, Ltd. in January 2012, we may be required to issued additional shares of common stock in accordance with the adjustment mechanism set forth in the stipulation. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Satisfaction of Cash Requirements and Financing Activities.”

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2011, there are 1,420 shares of preferred stock issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 2: Properties

On January 9, 2009, we entered into a two year sublease with Hallinan Capital Corp. for approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004. The premises serve as the Company’s corporate headquarters. The sublease agreement was amended on December 23, 2010 to extend the expiration date through June 2012, provided that either party may give six months notice of its intention to terminate the lease to the other party.  The sublease will be terminating without regard to such notice provisions due to the expiration of the lease under which premises have been sublet to the Company on June 30, 2012. As amended, the sublease calls for monthly payments of $5,522 through June 2012.

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

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  In addition, the Company agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011. The Company is currently in arrears on this revised payment obligation to Peace Mountain for purchase of the trademarks as there remains approximately $103,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Similarly, on March 27, 2012, the Company received two additional demand letters from other putative plaintiffs threatening the institution of litigation against the Company in which the potential plaintiffs have alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. As relief, the putative plaintiffs intend to seek, among other things, injunctive relief and damages. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4: Mine Safety Disclosures.

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters

Following the Company’s name change, our common stock has traded on the OTC Bulletin Board since December 27, 2006 under the symbol SKNY.OB. The table set forth below shows the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. According to our stock transfer agent records, we had 615 shareholders of our common stock as of December 31, 2011, and as of such date there were 584,633,291 common shares issued and outstanding.

	High Bid	Low Bid

Fiscal 2011

March 31, 2011	$0.05	$0.05
June 30, 2011	$0.05	$0.04
September 30, 2011	$0.04	$0.04
December 31, 2011	$0.02	$0.02

Fiscal 2010

March 31, 2010	$0.10	$0.10
June 30, 2010	$0.07	$0.06
September 30, 2010	$0.05	$0.05
December 31, 2010	$0.04	$0.03

Dividends and Dividend Policy

There are no restrictions imposed on us that limit our ability to declare or pay dividends on our common stock, except as limited by state corporate law. During the year ended December 31, 2011, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future. We expect to continue to retain all earnings generated by our future operations for the development and growth of our business. The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Transfer Agent

The transfer agent for our common stock is Interwest Transfer Agency, Salt Lake City, UT.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders	8,487,500	$0.12	11,147,500
Equity Compensation Plans Not Approved by Stockholders (1)	43,690,830	$0.08	N/A
Total	52,178,330

(1)	Consists of warrants issued to third parties for services rendered.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2011 or during the current fiscal year, other than those disclosed in previous SEC filings or as discussed elsewhere in this Annual Report on Form 10-K.

 Stock Repurchases

During fiscal 2011, we did not repurchase any shares of our common stock.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited financial statements and the notes to our audited financial statements included elsewhere in this Annual Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1A—Risk Factors” and included in other portions of this Annual Report.

Overview

Skinny Nutritional Corp. (“Skinny” and the “Company”) develops, markets, distributes and licenses zero calorie, zero sugar, zero carbohydrates and zero sodium conventional beverages under the “Skinny Water” brand. Skinny’s proprietary formula uses 100% natural flavors with no artificial colors or preservatives to produce a unique beverage. The Company currently owns numerous “Skinny” trademarks that are in the following categories: beverages, snacks & meals and advertising slogans incorporating the term “Skinny” and focused in the area of healthier beverages and foods. We have developed and are marketing a line of conventional waters, all branded with the name “Skinny Water” that are marketed and distributed to primarily health conscious consumers. Our business strategy is to develop a variety of beverages and foods utilizing our Skinny trademarks. These trademarks include Skinny Water ® , Skinny Tea ® , Skinny Shakes ® , Skinny Java ® , Skinny Smoothies™, Skinny Bar™, SkinnyTinis™, Skinny Snacks™ and other Skinny related products.

Through the year ended December 31, 2011 and into fiscal 2012, we have operated our business in the rapidly evolving beverage industry, principally through marketing and distributing our “Skinny Water” line of conventional waters. Our Skinny Water product line currently includes seven flavors, consisting of Acai Grape Blueberry (Hi-Energy), Raspberry Pomegranate (Crave Control), Orange Cranberry Tangerine (Wake Up) and Lemonade Passionfruit (Total-V) and as part of our “Sport” line: Blue Raspberry (Fit), Pink Berry Citrus (Power), and Goji Black Cherry (Shape). We introduced our “Sport” line of waters during the second quarter of fiscal 2010.

As part of our business strategy, we have established and will seek to further develop and maintain regional and national distribution relationships with larger, independent beverage distributors and retailers. We are focused on building a market for Skinny beverages in the United States and generating sales and brand awareness through sampling, retail promotions and advertisements and endorsements and sponsorships. We have also begun to expand our marketing strategy by licensing our trademarks to third parties, including Cliffstar, who will then be responsible for the distribution and sales of “Skinny”-branded products in the defined territory or customers.

We will principally generate revenues, income and cash by selling and distributing finished products to grocery, mass, drug and convenience stores as well as local and regional beverage distributors. We will sell these products through retailers and distributors on the local, regional and national levels. We have been focused on, and will continue to increase our existing product lines and further develop our markets. We have established relationships with a number of national and regional retailers, including Target, SuperValu, Ahold, Wegmans, Harris Teeter, Shop Rite, CVS and select Walgreens and 7 Eleven for the distribution of Skinny Water. We expect to continue our efforts to distribute Skinny Water through our distributors and retailers. However, our distributors and retailers are not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make.

Our primary operating expenses include the following: direct operating expenses, such as transportation, warehousing and storage, purchase of raw materials, and marketing costs. We have and will continue to incur significant marketing expenditures to support our brands including advertising costs, sales expense including payroll, point of sale, sponsorship fees and promotional events. We have focused on developing brand awareness through sampling both in stores and at events. Retailers and distributors may receive rebates, promotions, point of sale materials and merchandise displays. We seek to use in-store promotions and in-store placement of point-of-sale materials and racks, price promotions, sponsorship and product endorsements. The intent of these marketing expenditures is to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brand, greater distribution and availability, awareness and promote long term growth.

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

We value inventories using the lower of cost or market on a first-in, first-out (FIFO) basis. Since all of our products are produced to meet customer demand, our reserve is normally focused on raw material items for prior formulas discontinued product, however there are circumstances that may result in reserves needed for finished product approaching expiration. Inventories are discussed further in “Notes to Financial Statements” included in our audited financial statements.

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

Pursuant to a factoring agreement, with recourse against the Company in the event of a loss, United Capital Funding acts as its factor for the majority of its receivables, which are assigned on a pre-approved basis. At December 31, 2011 and 2010, the factoring charge amounted to 0.3% of the receivables assigned. The cost of factor collections was approximately $232,000 and $196,000 for the years ended December 31, 2011 and 2010, respectively. Factor costs are included in interest expense in the Statements of Operations. The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, and intangibles. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires April 1, 2013.

Trademarks are carried at cost with an indefinite life. The Company evaluates recoverability of the trademarks whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Common Stock Purchase Warrants and Other Derivative Financial Instruments are classified as common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2011, other than certain warrants and note conversion options that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 12 of the audited financial statements.

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

Results of Operations: Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Since the middle of 2006, the Company has engaged in significant marketing and sales activities related to the business plan of selling “Skinny Water”. For the year ended December 31, 2011, our revenue was $5,660,930, (net of billbacks of $832,046 and slotting fees of $368,132) as compared to revenues of $6,927,108, (net of billbacks of $1,129,007 and slotting fees of $349,490) for the same period last year. This decrease in revenues for the year ended December 31, 2011 is due primarily to the capital constraints resulting in inventory gaps and in-store activity, as well as lowering the wholesale price to more adequately include the effects of bill backs on a continuing basis. The Company’s decreased sales were offset by its relationship with CVS, the overall availability of Skinny Water in national and independent retail stores and new distribution relationships established by the Company during the year, and from its 50 Direct Store Delivery (“DSD”) at the end of 2011. Direct sales to retailers were $1,577,289 as compared to $847,177 for the prior year period. Sales to our “DSD” network was $4,083,641 in 2011 compared to $6,079,931 during 2010. Cost of goods sold was $4,320,582 for the year ended December 31, 2011 as compared to $5,138,382 incurred during the same period last year, directly related to the decrease in revenues.

Gross profit was $1,340,348 for year ended December 31, 2011 as compared to $1,788,726 for the year ended December 31, 2010. The decrease is due to the overall reductions in revenue while experiencing an decrease in gross profit percentage by 2.1% due to our increase in costs in bottling, certain raw material costs and increased freight costs and decrease in sales price to limit the volume of billbacks.

Marketing and advertising costs were $3,737,570 for the year ended December 31, 2011 as compared to $4,212,062 for the same period last year. This decrease is attributable to the constraints in working capital during 2011 and the overall decrease in case units associated with the marketing allocation. A significant amount of marketing expenses has been related to establishing the Skinny Water® brand in current markets and opening up new markets and distribution. Additionally, marketing funds were spent throughout 2010 and 2011 in sponsorship and sampling efforts in connection with promoting various events, races and charities.

General and administrative costs (which include salaries, rent, professional fees, office overhead, and public company expenses) were $3,467,000 for the year ended December 31, 2011 as compared to $4,287,874 over the same period in 2010. A significant portion of the decrease is for non-cash expenses related to amortization of stock option expense of $408,853 and $1,068,195 for the years ended December 31, 2011 and 2010, respectively.

Interest expense was $1,845,313 for the year ended December 31, 2011 as compared to $203,059 for the same period last year, and the increase is due to the non-cash amortization of deferred financing costs of $1,553,094 related to common shares granted to officers in consideration for their agreements to individually personally guarantee the Company’s obligation to their secured lender, United Capital Funding Corp and costs incurred to obtain the convertible debt financing in 2011.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2011 and 2010. Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Net loss for the year ended December 31, 2011 was $7,665,855 inclusive of non-cash expenses of $4,390,130, mostly attributable to stock based compensation expense for employee options and warrants, amortization of deferred financing costs and stock issued for services, as compared to $6,914,269, inclusive of non-cash expenses of $2,379,425, for the same period last year.

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

As of December 31, 2011, the Company had a working capital deficiency of $3,165,596, an accumulated deficit of $45,492,945, stockholders’ deficit of $1,736,400 and no cash on hand. The Company had net losses of $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively. Additionally, the Company is currently in arrears under its obligations for the purchase of trademarks. Under the agreement, the seller of the trademarks may choose to exercise legal rights against the Company’s assets, which includes the trademarks. As of April 5, 2011 the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $733,436 of its available $2,000,000 line. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of equity and debt securities to accredited investors in private placements. During 2012, the Company has raised an additional $405,000 of gross proceeds, from the sale of debt securities to accredited investors in a private placement. The Company received total gross proceeds of $705,000 in this placement with $300,000 in proceeds received in 2011. Further, the Company has been issuing common stock in exchange for services rendered in lieu of cash payment. During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent 2012 private placement will only be sufficient to fund our anticipated levels of operations for a limited period of less than twelve months from the balance sheet date and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Cash Flows

At December 31, 2011 and 2010, the Company had no cash on hand. The Company utilizes its line of credit to limit its cash on hand and manage its borrowing through cash collections. In addition the Company has raised $3,550,500, less offering costs of $113,567, during 2011 for working capital requirements and to sustain operations.

Operating Activities

Net cash used in operating activities totaled $3,159,989 for the year ended December 31, 2011 as compared to $3,013,946 for the year ended December 31, 2010. This is primarily attributable to net losses of $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively, and decrease in accounts payable, partially offset by non-cash expense of $4,390,130 and $2,379,425 for the years then ended.

Investing Activities

Net cash used in investing activities totaled $593 in the year ended December 31, 2011 as compared to $15,787 for the prior year. Cash used in investing activities represents purchases of fixed assets.

Financing Activities

Net cash provided by financing activities totaled $3,160,582 for the year ended December 31, 2011 and $2,838,864 for the year ended December 31, 2010. Cash provided by financing activities was primarily due to our sale of our securities in private placements.

Satisfaction of Cash Requirements and Financing Activities

We have historically primarily been funded through the issuance of common stock, debt securities and external borrowings. We believe that net cash on hand as of the date of this Annual Report on Form 10-K is only sufficient to meet our expected cash needs for working capital and capital expenditures for a limited period of less than twelve months and without raising additional capital, the Company will be limited in its projected growth. Accordingly, we have an immediate need for additional capital.

 In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The offering period expired on March 1, 2012 and the Company received total gross proceeds of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. The Company sold an aggregate principal amount of $705,000 of Convertible Notes and issued a total of approximately 23,500,000 Series A Warrants to the investors. The aggregate principal amount of the Convertible Notes issued is initially convertible into 23,500,000 shares of common stock. In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to pay to the placement agent cash commissions equal to $56,400, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 2,350,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”).

To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2011, citing recurring losses and negative cash flows from operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

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

Subsequent to the 2011 fiscal year, on January 25, 2012, the Company issued an aggregate of 65,100,000 shares of common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”). The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions. The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC474492) on January 23, 2012. The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction; however, the Order provides that under no circumstances shall the Company issue to Ironridge a number of shares of Common Stock in connection with the settlement of claims which, when aggregated with all shares of Common Stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of Common Stock of the Company then issued and outstanding. Pursuant to the adjustment mechanism in the stipulation, on April 9, 2012, the Company received a request from Ironridge to issue an additional 35,000,000 shares of common stock.

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

2011 Financing Activities

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

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,329 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,256,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement, the Company has incurred fees of approximately $25,000 and issued 416,667 shares of common stock to such registered broker-dealers during 2011. The Company also incurred approximately $19,000 of legal fees.

On July 14, 2011, the Company entered into a stock purchase agreement with William Apfelbaum in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. William Apfelbaum was subsequently appointed to the Company’s Advisory Board. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and issued 833,333 shares of common stock and issued warrants to purchase 1,666,667 shares of common stock to this broker-dealer. The agent warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

In November 2011, the Company commenced a private offering (the “Unit Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 of units of the Company’s securities (the “Units”) on a “best efforts” basis. Each Unit consists of one (1) Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (“Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). In total, the Company issued an aggregate principal amount of $705,000 of Convertible Notes and approximately 23,500,000 Series A Warrants to investors.

As of November 15, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $250,000 and a Series A Warrant to purchase 8,333,333 shares of Common Stock in an initial closing of the Unit Offering. The $250,000 aggregate principal value of the Convertible Note was paid in cash to the Company at the initial closing. The aggregate principal amount of the Convertible Note issued in the initial closing is convertible into 8,333,333 shares of common stock.

As of November 30, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $50,000 and a Series A Warrant to purchase 1,666,667 shares of Common Stock in the second closing of the Unit Offering. The aggregate principal amount of the Convertible Note issued in the second closing is initially convertible into 1,666,667 shares of common stock.  The purchase price for the securities sold at the second closing was paid in cash to the Company at the second closing.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within 6 months, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Notes, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The principal amount of the Convertible Notes shall bear interest at the rate of 10% per annum and shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. Upon any redemption on or before the six month anniversary of the original issue date of the Convertible Note, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors.

The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants. Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to pay to the placement agent cash commissions equal to $24,000, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Note purchased by such purchaser at the initial conversion rate of such Convertible Note, or 1,000,000 shares, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”). These warrants were valued at $23,124. The Company also incurred $20,257 of legal fees pertaining to these closings. The commissions, legal fees and value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the term of the convertible notes. Amortization expense was $7,992 during the year ended December 31, 2011, which is included in interest in the Statements of Operations.

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

Subsequently, in October 2010, the Company commenced a private offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder (the “October Offering”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. As of December 31, 2010, 19,766,667 shares of common stock has been issued for total proceeds of $545,287, net of offering costs of $47,713. During the year ended December 31, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock earned under this arrangement were $65,675 and 1,194,583 shares, respectively.

The Company used the net proceeds from all capital raises for working capital, repayment of debt and general corporate purposes.

Debenture Conversions/Warrant Exercises

On February 18, 2011, the Company issued a $121,147 convertible note to Beverage Network of Maryland, bearing interest at the rate equal to the U.S. Prime Rate, plus 2% per annum, with a maturity date of December 31, 2011. The note was convertible, at the option of the holder, into such number of shares of the Company’s common stock determined by dividing the amount to be converted by the conversion price of $0.03 per share. This note was subsequently sold to a third party by Beverage Network of Maryland and was then converted into 4,038,233 shares of common stock during September 2011. The obligation was satisfied in its entirety.

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

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through April 1, 2013 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of December 31, 2011 and 2010, the Company had $535,402 and $811,753 outstanding under this arrangement, respectively.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF. The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

The Company granted 92,857 warrants to a selling agent in the 2009 August Offering, exercisable for a period of five years at a price of $0.07 per share.

Mr. William R. Sasso, a former member of the Board of Directors, who served on the Company’s Board of Directors until October 2010, has participated as an investor in certain private placements conducted by the Company.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. In February 2010, we issued 529,625 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee. In May 2010, the Company issued 625,000 shares of common stock, valued based upon the value of the services provided, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. In May 2011, we issued 1,250,000 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $50,000 in outstanding legal fees owed to such firm. As of December 31, 2011 and 2010, there was approximately $125,000 and $152,000 due SRSY, respectively, and the Company incurred expenses of $26,216 and $94,025 for the years ended December 31, 2011 and 2010, respectively.

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

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor, in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a member of the Company’s Advisory Board.

In June 2010, the Company entered into a sponsorship agreement, to sponsor the H2O tour, with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company issued 1,250,000 shares of restricted common stock, which were valued at approximately $102,000, which were valued based upon the terms of the agreement, and agreed to pay in the aggregate $150,000 payable in three equal installments.  The total marketing expense recognized under this agreement during December 31, 2010 was approximately $179,000, which was valued and agreed upon within the terms of the sponsorship agreement.

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

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the Board of Directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010. In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term which expired on December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms. As of December 31, 2010, the Company issued 1,250,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $99,250 of expense relating to these stock transactions during the year ended December 31, 2010, which was based upon the fair market value of the common stock on the date of the agreement. There was no stock issued, nor expense recognized, under this agreement in 2011.

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

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract. The Company issued 2,500,000 shares of common stock during the first month of the contract and issued 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock. Through December 31, 2011, the Company has issued 5,000,000 shares under this agreement. The value of these issued shares was approximately $160,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In July 2011, the Company entered into a consulting agreement with this consultant for services pursuant to which the consultant shall provide consulting services in connection with the Company’s general business and financial operations and marketing and distribution activities. In consideration of such services, the Company agreed to issue the consultant 3,000,000 shares of common stock in six equal monthly installments of 500,000 shares. Through December 31, 2011, the Company has issued 2,500,000 shares under this arrangement. The value of these shares was approximately $138,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $28,000 as of December 31, 2011 for earned, but unissued stock, pertaining to this agreement.

In January 2011, the Company issued 20,000 shares of common stock to a beverage distributor in consideration of entering into a termination agreement with the Company. The value of these issued shares was approximately $1,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

In addition, on January 18, 2011, the Company awarded a member of its Board of Directors, Michael Zuckerman, 2,000,000 restricted shares of common stock in consideration of his efforts on behalf of the Company in addition to his Board service. The value of these shares was approximately $70,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors

Further, in January 2011, the Company issued 4,000 shares of common stock to two employees for services performed.

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and used such proceeds for working capital and general corporate purposes. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement was for a term of twelve months from its effective date, unless sooner terminated by either party in accordance with its terms. As compensation for the services provided under the consulting agreement, the Company agreed to pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated. The Company has issued 8,636,362 shares under this arrangement through December 31, 2011. The value of these shares was approximately $302,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi performed additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which he was entitled to additional compensation. This agreement provided that upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi was entitled for performing Additional Services is 20,000,000 shares. The Company shall have the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives relate to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services. The value of these shares was approximately $350,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. Mr. Bakhshi also participated in our March 2011 private placement and purchased 10,000,000 shares of Common stock in the offering for a total purchase price of $300,000, upon the same terms as the other investors.

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock. On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares. Shares outstanding at December 31, 2011 were 584,633,291. In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001. Shares of preferred stock outstanding at December 31, 2011 were 1,420 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period. As of December 31, 2011, 466,668 shares of common stock were issued under this agreement. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the terms of the agreement.

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

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm. This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule: (A) for the first 30 days period during the initial term, the Company issued to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term. As of December 31, 2011, we have issued 1,969,695 shares of common stock under this agreement. The value of these shares was approximately $120,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of December 31, 2011 for earned, but unissued stock, pertaining to this arrangement.

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

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, and determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement which is one year. The Company has recognized approximately $1,545,000 of amortization expense during the year ended December 31, 2011, which is recorded as interest expense in the condensed Statements of Operations.

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

In August 2011, the Company granted warrants to purchase 15,000,000 shares of common stock to its celebrity business and marketing consultant, Russell Simmons, in additional consideration for his services. Of these warrants, warrants to purchase 5,000,000 shares of common stock have an exercise price of $0.05 per share and are exercisable for a period 21 months and warrants to purchase 10,000,000 shares of common stock have an exercise price of $0.075 per share and are exercisable for a period 21 months. The stock based compensation expense related to these warrants was approximately $600,000 of marketing and advertising expense during the year ended December 31, 2011.

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

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000. However, the base salary shall increase annually by an amount determined by the Board or Compensation Committee, based on benchmarks set by the Board or Compensation Committee. In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined at the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. During the year ended December 31, 2010, the Company incurred $360,000 of expense relating to these transactions, which was valued based on the fair market value of the common stock on the date of the agreements.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer effective as of June 17, 2011. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives during the year ended December 31, 2011 and incurred an aggregate of $200,000 of general and administrative expense. The salary increases were originally approved by the Board of Directors on June 17, 2011.

In October 2011, the Company entered into a consulting agreement with a brand marketing firm. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant a shares of common stock, with 704,225 shares of common stock issued in 2012 and agreed to issue the consultant additional shares of Common Stock in the event that the Company approves additional work by the consultant under the terms of the consulting agreement. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement.

In November 2011, the Company entered into a consulting agreement with an investor relations firm. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant a maximum of 2,400,000 shares of common stock, with 800,000 shares issuable immediately and an additional 800,000 shares issuable upon the four month and eight month anniversary dates of the engagement agreement, provided that the agreement has not been terminated. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement. The Company subsequently issued 800,000 shares in February 2012.

On January 9, 2012, the Company granted 2,000,000 shares of restricted stock to Michael Zuckerman, a non-employee director, in consideration of his performance of services as a director. In addition, on January 9, 2012, the Company granted Mr. Craig Fortin, the Company’s Director of Operations, a restricted stock award of 2,120,000 shares in consideration of his services on behalf of the Company.

On January 9, 2012, the Company’s board of directors determined that Robert W. Miller, the Company’s Chief Sales Officer, is a named executive officer of the Company. On December 6, 2011, the Company announced that it had hired Mr. Miller as its Chief Sales Officer. Pursuant to an employment letter agreed upon between the Company and Mr. Miller which provides for a three year term commencing on November 1, 2011, Mr. Miller is entitled to receive: (i) a base salary of $150,000, (ii) an annual bonus based on performance to be set by the Company’s CEO, with bonus levels of 20%, 40% and 50%; (iii) an award of 7,500,000 shares of restricted stock vesting in three equal annual installments, provided that he remains employed by the Company at each such vesting date, with the first tranche vesting on the date approved by the Board; (iv) car allowance of $1,000 per month; and (v) a severance entitlement of 6 months base salary if he is terminated without cause following the first anniversary of the commencement of his employment. The Company issued Mr. Miller the first installment of 2,500,000 restricted shares in January 2012. Mr. Miller’s employment with the Company was terminated in March 2012.

Restricted Stock Awards

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. The value of these shares was approximately $94,000. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer held 9,000,000 options and the Company’s Chief Financial Officer held 8,000,000 options. Upon consummation of this arrangement in August 2011, the Company’s Chief Executive Officer received 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer received 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. Other employees holding a total of 925,000 options received an aggregate of 740,000 shares of common stock in consideration of their surrender of such options. These shares were issued during the year ended December 31, 2011. The stock options were cancelled and the common stock awards were granted on August 11, 2011. No additional expense was recognized as a result of this transaction since there was no incremental value in the options.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2011, we were not aware of any obligations under such indemnification agreements that will require material payments.

Recent Accounting Pronouncements

There were no recent accounting pronouncements issued during the year that had, or are expected to have, a material impact on the Company’s financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal year ended December 31, 2011 follows Item 15 of this Annual Report on Form 10-K.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that due to the material weaknesses indentified below, the Company’s internal control over financial reporting was ineffective as of December 31, 2010 (described below), which have not been remediated as of December 31, 2011.

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

In conducting its evaluation, management identified the following material weaknesses in its internal control over financial reporting as of December 31, 2011:

•              Application of US Generally Accepted Accounting Principles : The Company lacked sufficient US GAAP expertise to ensure that certain complex material transactions relating to equity and debt are properly reflected in the financial statements. Consequently, the Company may not anticipate and identify accounting issues relating to equity and debt, or other risks critical to financial reporting, that could materially impact the financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•              Inadequate Closing Procedures : The Company did not properly perform adequate independent reviews and maintain effective controls over the preparation of financial statements in regards to the analyses of certain general ledger accounts. These instances resulted in material adjustments to the financial statements.

•              Assessment of ICFR : The Company did not timely perform a formal assessment of its controls over financial reporting, including tests that confirm the design and operating effectiveness of the controls. This assessment was not completed for a substantial amount of time subsequent to year end, but was completed prior to the filing of the Company’s Annual Report on Form 10-K. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weaknesses

In its Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified material weaknesses in its internal control over financial reporting substantially similar to the weaknesses identified above. Over the course of fiscal 2010 and 2011, the Company intended to take substantial measures, by hiring additional staff and utilizing outside consultants, to remediate these material weaknesses. However the Company has been unable to implement remediation plans due to liquidity issues. During 2012, the Company began to implement these measures by hiring additional accounting personnel. The Company will undertake additional remedial measures as described below:

Due to the identification of a material weakness in its internal control over financial reporting related to the Company’s accounting for material equity and debt transactions, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to its assessment of complex equity and debt transactions.

With respect to the identified material weaknesses pertaining to the Company’s closing procedures, the Company has evaluated its policies and procedures and matrices to improve monitoring of these account balances and intends to engage external consultants and hire employees to assist in those processes. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company intends to engage an external consultant to assist the Company in undertaking its assessment in a timely manner.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, the Company's management intended to remediate these weaknesses by implementing the steps outlined above under “Remediation of Material Weaknesses” to improve the quality of its ICFR. Due to the Company's liquidity issues, the Company was not able to fully address these matters in 2011. There were no other changes during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Subsequent to year end, the Company has hired additional accounting personnel to assist in remediating these material weaknesses.

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

Item 9B. Other Information

Effective on March 30, 2012, the employment of Robert Miller terminated. Mr. Miller served as the Company’s Chief Sales Officer since November 1, 2011.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of five members. There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors.

Our directors and officers are currently as follows:

Name	Age	Position

Michael Salaman	49	Chairman of the Board, Chief Executive Officer and President

Donald J. McDonald	59	Chief Financial Officer and Vice-Chairman of the Board

John Hewes	63	Director

Francis W. Kelly, Sr.	63	Director

Michael Zuckerman	35	Director

On January 9, 2012, the Company’s Board of Directors determined that Robert W. Miller, the Company’s Chief Sales Officer, is a named executive officer of the Company. Mr. Miller joined the Company in November 2011. In March 2012, the Company terminated Mr. Miller’s employment.

Business Experience

Michael Salaman. Michael Salaman has served as our Chairman since January 2002 and was our Chief Executive Officer from that date until March 8, 2006. We appointed Mr. Salaman as our Chief Executive Officer in June 2010. Mr. Salaman has over 20 years experience in the area of new product development and mass marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing Company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Internet Company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of the Company and directed its operations as a marketing and distribution Company and in 2005 focused the Company’s efforts in the conventional water business. Through his extensive experience in marketing and distributing consumer products, and in light of his long service to our Company as a founder and Chief Executive Officer, Mr. Salaman has extensive experience and knowledge of both the beverage industry as well as the operations of our Company. For these reasons, the Company believes that Mr. Salaman is well suited to serve as the Chief Executive Officer and Chairman of our Board of Directors.

Donald J. McDonald. Donald J. McDonald joined us as President and Chief Executive Officer, and a director, in October 2006. Subsequently, he became our Chief Financial Officer in July, 2007. Mr. McDonald was replaced by Mr. Wilson as the Company’s President and Chief Executive Officer in December 2008. Mr. McDonald has over 25 years of experience as a senior executive and 19 years experience in the cable television, broadcast and video production industries with expertise in financial management, sales, marketing and corporate governance. Since April 2002, Mr. McDonald has served as the President of Summit Corporate Group, Inc., providing executive management and corporate advisory services to a number of companies. Prior to that, from March 1999 to March 2002, Mr. McDonald was the President of Directrix, Inc., a publicly-traded company providing media production and distribution services. Prior to that, Mr. McDonald was in an executive capacity for a number of companies including National Media Corp., LSI Communications, Inc. and Spice Direct Entertainment Co. Mr. McDonald graduated with a B.S. from Villanova University in 1974. Through his extensive experience as a senior executive with public and private companies with decades of experience in financial management, Mr. McDonald has accrued extensive business knowledge and financial management experience. In addition, as Mr. McDonald has served our Company for five years as a director as well as an executive officer, he has significant knowledge of all facets of our Company. For these reasons, the Company believes that Mr. McDonald is well suited to serve as our Chief Financial Officer and as Vice-Chairman of our Board of Directors.

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

Francis W. Kelly. Francis W. Kelly was elected to our Board of Directors in July 2010. Mr. Kelly presently acts as a consultant for trading strategies and a private investor, following a 35 year career in the equity trading business. From 1995-2005, Mr. Kelly served as an associate director of the Susquehanna International Group, where he started the equity trading and institutional sales department and had responsibility for market making and trading of NYSE and Nasdaq listed equities. In such capacity, Mr. Kelly also evaluated trading risk and executed solutions to unwind trading positions. From 1991-1995, Mr. Kelly was President of Haverford Advisors, Inc. where he provided consulting services to members in the trading industry. Previously, Mr. Kelly worked at Drexel Burnham Lambert, Boenning & Scattergood, Inc., and Gerstley Sunstein & Co., where he held a number of positions of increasing responsibility, including executive positions, in the trading industry. Mr. Kelly served as a board member for 23 years of the Investment Traders Association of Philadelphia (“ ITA ”) and is a former president and executive officer of the ITA. Due to Mr. Kelly’s business and financial experience developed from his decades of experience in the equity trading industry, we believe that he provides the board with meaningful guidance in creating shareholder value and is well-suited to serve on our Board of Directors.

Michael Zuckerman. Michael Zuckerman was elected to our Board of Directors in July 2010. Mr. Zuckerman is a principal of Zuckerman Honickman (“ Z&H ”), a privately held packaging company founded in the early 1900’s, which provides clients with turnkey solutions for their procurement and packaging needs. Mr. Zuckerman has been employed by Z&H since October 1999. Z&H is one of the largest suppliers of plastic and glass bottles to the beverage industry in North America. Mr. Zuckerman assists small to medium size beverage brands capitalize on economies of scale associated with their glass and plastic purchases and focuses on functional beverage product development. Mr. Zuckerman is the Senior Beverage Advisor for Ardent Advisors, LLC, a boutique advisory firm focused on the beverage market. Since March 2008, Mr. Zuckerman has served as an Advisory Board member of the Company and he is also currently on the Advisory Boards of Preventive Beverages, LLC, ABF Beverage, LLC and Activate Drinks. Due to Mr. Zuckerman’s extensive experience in the bottling industry and knowledge of the beverage industry, and his familiarity with our operations from his tenure on our Advisory Board, we believe that Mr. Zuckerman is well-suited to serve on our Board of Directors.

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

Director Independence; Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Our Board of Directors currently consists of five individuals. Of our Board members, Messrs. Hewes and Kelly are independent directors, as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended December 31, 2011, our Board of Directors held 4 meetings during which it took action and acted by unanimous written consent on 17 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of the total number of meetings of the Board of Directors.

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

Following our annual meeting of stockholders in July 2010, our Board of Directors established a Compensation Committee and appointed, John J. Hewes, Michael Zuckerman and William R. Sasso as the members of the Compensation Committee. Following Mr. Sasso’s resignation from the Board, the members of the Compensation Committee are currently Messrs. Hewes and Zuckerman. The functions of this committee include administration of our employee stock option plans and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended December 31, 2011, this committee did not hold any meetings as compensation decisions were made by the full Board of Directors. The charter of the Compensation Committee is available on our corporate website at www.skinnywater.com under the following tabs: “About Us—Corporate Governance—Board Committees—Compensation”.

The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. Based solely on our review of the copies of such reports received or written communications from certain Reporting Persons, we believe that, during the 2011 fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements except Mr. Kelly was tardy in filing a Form 4 in connection with his purchase of 1,000,000 shares of common stock from us in May 2011. Mr. Kelly filed the necessary Form 4 relating to such transaction on June 21, 2011. In addition, Mr. Zuckerman was tardy in filing three Form 4s during fiscal 2011. Mr. Zuckerman was granted 2,000,000 shares of restricted stock in January 2011 and filed the necessary Form 4 for such transaction on February 28, 2011. In addition, Mr. Zuckerman transferred 2,000,000 shares of our common stock in a private transaction on November 29, 2011 and made a gift of 250,000 shares on December 21, 2011. These two dispositions were reported on a Form 4 filed January 11, 2012. In addition, each of Mr. Salaman and Mr. McDonald were inadvertently late in filing a Form 4 relating to the grant of 2,044,989 shares in June 2011, which were reported on a Form 4 on August 15, 2011. Further, a former owner of more than 10% of the Company’s common stock, John Bakhshi, was tardy in filing two issuances of common stock of 681,818 shares each in November 2011 and December 2011, which transactions were reported on a Form 4 filed on February 27, 2012.

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

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2011 and 2010. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(*)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

Michael Salaman (1)	2011	$250,961	$0	$1,047,570	$148,515	$0	$1,447,046
Chief Executive Officer and President	2010	$151,540	$0	$180,000	$462,935	$0	$794,475

Donald J. McDonald (2)	2011	$245,244	$0	$1,047,570	$148,515	$0	$1,441,329
Chief Financial Officer	2010	$148,807	$0	$200,000	$354,578	$0	$703,385

* As described in greater detail below under “Narrative Disclosure to Summary Compensation Table”, in August 2011, the Company amended its employment agreements with its Chief Executive Officer and Chief Financial Officer to provide for an increase in base salary of $100,000 and paid such increase in 2011 by issuing additional shares of stock to such persons.

(1)  Mr. Salaman was appointed as our Chief Executive Officer effective as of June 30, 2010, in addition to serving as our Chairman.

(2) In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock, which was valued based upon the fair market value of the common stock at the end of the month for a six-month period ended December 31, 2009, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

(3) Number of shares of restricted stock granted to Mr. Salaman and Mr. McDonald, and the fair market value of such awards are described below in the equity compensation section.

(4) This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2011 and 2010, as applicable, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See notes to our audited financial statements in this Annual Report on Form 10-K, for details as to the assumptions used to determine the fair value of the awards.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2011 and 2010  and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and/or arrangements and related information is provided in this section and also under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Board of Directors is required prior to our entering into employment agreements with our executive officers or amendments to those agreements.

Base Salary

The base salaries payable to our named executive officers reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors.

Equity Compensation

During fiscal 2011 and 2010, we issued restricted shares of common stock to our named executive officers in the circumstances described below.

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. The value of these shares was approximately $94,000. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were each granted an aggregate of 2,000,000 restricted shares, of which 500,000 shares were each earned in 2011.

On June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Salaman and Mr. McDonald in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer held 9,000,000 options and the Company’s Chief Financial Officer held 8,000,000 options. Upon consummation of this arrangement in August 2011, the Company’s Chief Executive Officer received 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer received 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. Other employees holding a total of 925,000 options received an aggregate of 740,000 shares of common stock in consideration of their surrender of such options. The stock options were cancelled and the common stock awards were granted on August 11, 2011. No additional stock based compensation was recognized as a result of this transaction since there was no incremental value in the options.

As of August 16, 2010, the Company entered into employment agreements with each of its Chief Executive Officer, Mr. Michael Salaman, and its Chief Financial Officer, Mr. Donald J. McDonald. Pursuant to such agreements, the Company granted 3,000,000 shares of restricted common stock to each of its Chief Executive Officer and Chief Financial Officer. Total related expense was $180,000 incurred for each officer during the year ended December 31, 2010. On August 12, 2011, we executed amendments to the employment agreements with Mr. Salaman and Mr. McDonald, effective as of June 17, 2011, which provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives and incurred an aggregate of $200,000 of general and administrative expense. The terms and conditions of these agreements are summarized below under the caption “Employment Agreements with Named Executive Officers”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Michael Salaman	1,166,666	333,334	(1)	__	.095	8/14/14	__	__	1,500,000	(2)	$52,500

Donald J. McDonald	1,166,666	333,334	(1)	__	.095	8/14/14	__	__	1,500,000	(2)	$52,500

(1)	Options vest as follows: 25% vested on grant date of August 14, 2009. Thereafter option vests in equal annual increments of 25% on each anniversary of the grant date. In February 2012, the Company accelerated the vesting of these option awards.

(2)	Stock awards vest as follows: 25% vested on grant date of January 3, 2011. Thereafter stock vests in equal annual increments of 25% on each anniversary of the grant date.

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

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. The value of these shares was approximately $94,000. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were each granted an aggregate of 2,000,000 restricted shares, of which 500,000 shares were each earned in 2011.

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

On August 12, 2011, we executed amendments to the employment agreements with Mr. Salaman and Mr. McDonald, effective as of June 17, 2011, which provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives. The base salary shall increase annually by an amount determined by the Board or the Compensation Committee based on benchmarks set by the Board or Compensation Committee.

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

On January 18, 2011, the Company granted Mr. Zuckerman 2,000,000 shares of restricted common stock. On June 17, 2011, the Company granted 2,000,000 shares of restricted stock to each of its outside directors, Messrs. John J. Hewes, Francis Kelly and Michael Zuckerman.

Summary of Non-Executive Director Compensation

A summary of non-executive director compensation for the year ended December 31, 2011 is as follows:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)

John J. Hewes		_	$97,800		_		_	$97,800

Francis W. Kelly		_	$97,800		_		_	$97,800

Michael Zuckerman		_	$167,800		_		_	$167,800

(1) “Stock Awards” reflect the portion of restricted stock grants awarded to our non-executive directors that was recognized by the Company as a compensation expense in fiscal year 2011 in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. The grant date fair value per share is the closing price for the Company's stock on the grant date for such awards. A discussion of the methods used to calculate these values may be found in the Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Stock Option Plans

1998 Plan

Our Board of Directors initially adopted our Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by our stockholders on December 21, 2001. The 1998 Plan terminated ten years from the date of its adoption by the Board. Our Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval the amendment of the 1998 Plan to increase the number of shares authorized for issuance there under from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006. Under the 1998 Plan, we may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non-employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2011, 950,000 options remain outstanding under the 1998 Plan.

Administration : The 1998 Plan is administered by a committee delegated by the Board of Directors, or by the Board of Directors itself (the “Committee”). Subject to the provisions of the 1998 Plan, the Committee has discretion to determine the employee, consultant or director to receive an award, the form of award and any acceleration or extension of an award. Further, the Committee has complete authority to interpret the 1998 Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical), and to make all other determinations necessary or advisable for the administration of the 1998 Plan.

Eligibility : Awards may be granted to any of our employees or consultants or to non-employee members of the Board of Directors or of any Board of Directors (or similar governing authority) of any of our affiliates.

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

Amendments to the1998 Plan : The Board of Directors may amend or modify the 1998 Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that the Board may not, without the consent of the participant, reduce the number of shares subject to the award, change the price of outstanding awards or adversely affect the provisions relating to an award’s vesting and exercise rights.

2009 Plan

At our annual meeting of stockholders held on July 2, 2009, our stockholders approved the adoption of our 2009 Equity Incentive Compensation Plan (the “ 2009 Equity Plan ”) which permits us to provide a broad range of stock awards to our employees, directors and consultants. The Board of Directors unanimously approved the 2009 Equity Plan on May 12, 2009, subject to stockholder approval. The following is a summary of the principal provisions of the 2009 Equity Plan. As of December 31, 2011, there were 7,537,500 options outstanding under the 2009 Equity Plan. The options granted to our employees on August 14, 2009 provided that in the event that the gross sales reported by the Company for the 2009 fiscal year is less than $10,000,000, the total amount granted to each person will be reduced by 25% and the unvested portion of such awards shall be reduced in such an amount so as to give effect to such reduction. As the Company did not achieve such milestone, options granted to our employees and officers were reduced.

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

Eligibility. The 2009 Equity Plan provides that awards may be granted to employees, officers, directors, consultants and independent contractors of Skinny Nutritional Corp. as the Committee may determine. The actual number of individuals who will receive awards cannot be determined in advance because the Committee has discretion to select the participants.

Terms of Options. As discussed above, the Committee determines many of the terms and conditions of awards granted under the 2009 Equity Plan, including whether an option will be an “incentive stock option” (“ ISO ”) or a non-qualified stock option (“ NQSO ”). An option designated as an ISO is intended to qualify as such under Section 422 of the Code. Thus, the aggregate fair market value, determined at the time of grant, of the shares with respect to which ISO’s are exercisable for the first time by an individual during any calendar year may not exceed $100,000. NQSOs are not subject to this requirement. Each option is evidenced by an agreement in such form as the Committee approves and is subject to the following conditions (as described in further detail in the 2009 Equity Plan):

Options become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Committee and as set forth in the related stock option agreement. The maximum term of each option is ten years from the date of grant. Each stock option agreement states the exercise price, which may not be less than 100% of the fair market value of one share of our common stock on the date of the grant (and not less than 110% with respect to an ISO granted to a 10% or greater stockholder). Options cease vesting on the date of termination of service or the death or disability of the participant. Unless otherwise approved by the Committee, options granted under the 2009 Equity Plan generally expire 3 months after the termination of the participant’s service to Skinny Nutritional Corp., except in the case of death or disability, in which case the awards generally may be exercised up to 12 months following the date of death or termination of service. However, if the participant is terminated for cause (e.g. for committing an alleged criminal act or intentional tort against us), the participant’s options will expire upon termination.

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

Stock Appreciation Rights. Stock appreciation rights (“ SARs ”) are awards in which the participant is deemed granted a number of shares subject to vesting. When the SARs vest, then the participant can exercise the SARs. Exercise, however, does not mean the number of shares deemed granted are issued. Rather, the participant will receive cash (or shares, if so determined by the Committee) having a value at the time of exercise equal to (1) the number of shares deemed exercised, times (2) the amount by which our stock price on the date of exercise exceeds our stock price on the date of grant. SARs expire under the same rules that apply to options.

Restricted Stock Units. Restricted stock units (“ RSUs ”) are awards that result in a payment to the participant in cash or shares if the performance goals established by the Committee are achieved. The applicable performance goals will be determined by the Committee and may be applied on a company-wide, departmental or individual basis. RSUs give a participant the right to receive shares at the end of a specified deferral period. The Committee establishes any vesting requirements for RSUs granted for continuing services. Prior to settlement, RSUs, carry no voting or dividend rights or other rights associated with stock ownership, but dividend equivalents may be paid or accrue if authorized by the Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of April 5, 2012, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. As of April 5, 2012, there were 664,008,083 shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)

Officers, Directors and Nominees

Michael Salaman (1)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	44,384,946	6.7%

Donald McDonald (2)
c/o Skinny Nutritional Corporation
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	34,167,318	5.1%

John J. Hewes (3)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	10,583,333	1.6%

Francis Kelly (4)
c/o Skinny Nutritional Corp.
3 Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004	9,333,333	1.4%

Michael Zuckerman (5)
c/o Zuckerman-Honickman, Inc.
191 S. Gulph Road, King of Prussia, PA 19406	5,000,000	*

All Directors, Nominees and Officers as a Group (5 Persons)	103,468,930	15.6%

5% Stockholders

Jon Bakhshi (6)
23 Hummingbird Drive, East Hills, NY 11576	59,999,998	9.0%

*	Denotes ownership percentage of less than 1%.

(1)	Includes vested options to purchase 1,166,666 shares of common stock and excludes 333,334 shares of restricted stock subject to vesting requirements. Also, restricted stock awards that are unissued are subject to vesting requirements.

(2)	Includes vested options to purchase 1,166,666 shares of common stock and excludes 333,334 shares of restricted stock subject to vesting requirements. Also, restricted stock awards that are unissued are subject to vesting requirements.

(3)	Includes warrants to purchase 2,500,000 shares of common stock.

(4)	Includes warrants to purchase 500,000 shares of common stock and 416,667 shares of common stock held by his spouse.

(5)	Includes warrants to purchase 1,000,000 shares of common stock.

(6)	Includes warrants to purchase 20,000,000 shares of common stock.

    Item 13:  Certain Relationships and Related Transactions; Director Independence.

Except as disclosed herein, we have not entered into any transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock. For information concerning employment arrangements with, and compensation of, our executive officers and directors see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

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

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company. In March 2009, the Company sold and issued to Mr. Kelly an aggregate of 1,666,667 shares of common stock of the Company, which shares were issued at a per share price of $0.06. In addition, in May 2009, Mr. Kelly purchased an aggregate of 600 shares of the Company’s Series A Preferred Stock which shares converted into 1,000,000 shares of common stock upon the approval of our shareholders of the amendment to our articles of incorporation to increase our authorized number of shares of common stock in July 2009. Further, in November 2009, Mr. Kelly purchased an aggregate of 1,000,000 shares of common stock, which shares were issued at a per share price of $0.06. In May 2010, Mr. Kelly purchased an aggregate of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of Common Stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly. These shares were issued during the year ended December 31, 2011. Mr. Kelly also participated in the Company’s March 2011 private placement and purchased 1,000,000 shares of common stock in the offering for a total purchase price of $30,000, upon the same terms as the other investors. These shares were issued during the year ended December 31, 2011.

Mr. Michael Zuckerman was elected to our Board in July 2010. In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“ Z-H ”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. The parties intend to further amend the agreement to extend the agreement until February 14, 2016 and provide for the development of a proprietary bottle. The Company has purchased under this agreement approximately $1,363,000 and $1,489,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there was approximately $189,000 and $357,000, respectively, due to Z-H. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Mr. Zuckerman is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H. In addition, until his election to the Board, Mr. Zuckerman was a member of the Company’s Advisory Board. In consideration of such service, in March 2009, the Company granted Mr. Zuckerman 1,000,000 warrants to purchase common stock exercisable for five years at a price of $0.08 per share. In March 2008, the Company also granted 1,500,000 warrants to purchase common stock exercisable for five years at a price of $0.05 per share. These shares were exercised through the cashless exercise provisions during 2009.

On June 17, 2011, the Company granted to each of Mr. Salaman, the Company’s CEO, and Mr. McDonald, the Company’s CFO, 20,601,383 shares of Common Stock in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, determined the amount of the awards based on its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees.

On January 9, 2012, the Company granted 2,000,000 shares of restricted stock to Michael Zuckerman, a non-employee director, in consideration of his performance of services as a director which were issued in February 2012.

On January 9, 2012, the Company’s board of directors approved the accelerated vesting of an aggregate of 3,575,000 options previously granted by the Company under its 2009 Equity Incentive Compensation Plan, including an aggregate of 1,500,000 options held by each of the Company’s Chief Executive Officer and Chief Financial Officer. In addition, on such date the Company’s board of directors further approved the issuance of a total of 2,860,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer, subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 3,575,000 employee stock options which were previously granted by the Company under its 2009 Equity Incentive Compensation Plan. Of this amount, each of the Company’s Chief Executive Officer and Chief Financial Officer hold 1,500,000 options. Upon consummation of this arrangement, each of the Company’s Chief Executive Officer and its Chief Financial Officer would receive 1,200,000 restricted shares of common stock in consideration of the surrender of 1,500,000 options.

On January 9, 2012, the Company’s Board of Directors determined that Robert W. Miller, the Company’s Chief Sales Officer, was a named executive officer of the Company. On December 6, 2011, the Company announced that it had hired Mr. Miller as its Chief Sales Officer. Pursuant to an employment letter agreed upon between the Company and Mr. Miller which provides for a three year term commencing on November 1, 2011, Mr. Miller is entitled to receive: (i) a base salary of $150,000, (ii) an annual bonus based on performance to be set by the Company’s CEO, with bonus levels of 20%, 40% and 50%; (iii) an award of 7,500,000 shares of restricted stock vesting over a three year period, provided that he remains employed by the Company at each such vesting date, with the first tranche vesting on the date approved by the Board; (iv) car allowance of $1,000 per month; and (v) a severance entitlement of 6 months base salary if he is terminated without cause following the first anniversary of the commencement of his employment. There were 2,500,000 shares of common stock issued under this arrangement during February 2012. This employment agreement was subsequently terminated during March 2012.

In February 2011, the Company entered into a securities purchase agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, this investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement. In addition, in February 2011, the Company also entered into a consulting agreement with Mr. Bakhshi pursuant to which he was engaged to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement was for a term of twelve months from its effective date. As compensation for the services provided under the consulting agreement, the Company agreed to pay him a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated. The Company has issued 8,636,362 shares under this arrangement through December 31, 2011. The value of these shares was approximately $302,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, pursuant to the consulting agreement, in June 2011, the Company issued Mr. Bakhshi 10,000,000 restricted shares of common stock due to his performance of additional strategic services. Mr. Bakhshi also participated in our March 2011 private placement and purchased 10,000,000 shares of Common stock in the offering for a total purchase price of $300,000, upon the same terms as the other investors. The Company issued an aggregate of 1,363,636 shares of common stock during 2012 to Mr. Bakhshi, pursuant to the consulting agreement between him and the Company.

On January 9, 2012, the Company issued 1,468,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. Of the total restricted shares issued, each of the Company’s Chief Executive Officer and Chief Financial Officer were issued an aggregate of 500,000 restricted shares.

As of December 31, 2011, our independent directors were Messrs. Hewes and Kelly.

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

Item 14.  Principal Accountant Fees and Services.

We have selected Marcum LLP, as our independent registered public accounting firm for the year ended December 31, 2011. The audit services to be provided by Marcum LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report for the year ended December 31, 2011 have been audited by Marcum LLP.  The following table presents fees for professional audit services rendered by our independent registered public accounting firm for each of the two fiscal years set forth below, and fees billed for other services performed for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees (1)	$221,100	$119,250
Audit-Related Fees (2)	—	—
Tax Fees (3)	9,500	21,000
All Other Fees (4)	—	—
Total	$230,600	$140,250

(1)	Audit services consist of fees for the audit of the financial statements for the fiscal year, and for the review of the financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3)	Tax services consist of all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories.

We have determined that the services provided by our independent registered public accounting firm and the fees paid to them for such services has not compromised the independence of our independent registered public accounting firm.

As our Board of Directors currently consists solely of five individuals, two of whom are independent, we have not established a separate audit committee of our Board of Directors. Therefore, the engagement of our independent registered public accounting firm is approved by our Board of Directors acting as the audit committee. Accordingly, our entire Board, he has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Board (acting as the Audit Committee) to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2011, we did not pre-approve the performance of any non-audit services by our independent registered public accounting firm, other than any services that may have been incurred in preparation of the Company’s income tax returns.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(A)	Financial Statements

The following financial statements of the Company and the related report of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Stockholders' Deficiency for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

Exhibit No.	Description

2.1	Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

2.2	Amendment to Intellectual Property Assets Purchase Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002)

3.1.1	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 28, 2006).

3.1.2	Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on form 8-K filed on May 4, 2009).

3.1.3	Certificate of Amendment to Articles of Incorporation. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 7, 2009).

3.1.4	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 16, 2011).

3.2	Amended By-laws (filed as Exhibit 3.2 to Current Report on Form 8-K filed on November 13, 2006).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on September 18, 2002).

4.2	Form of Warrant issued in February 2007 pursuant to Distribution Agreement (filed as Exhibit 4.10 to Annual Report on Form 10-KSB for the year ended December 31, 2006).

4.3	Form of Agent Warrant issued in connection with 2008 private placements (filed as Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	Form of Warrant issued to Members of Advisory Board (filed as Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.5	Form of Warrant issued to Ronald Wilson in April 2008 (filed as Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.6 ††	Form of Warrant issued to Ronald Wilson in December 2008 (filed as Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	Form of Warrant issued to Mr. John David Alden (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.8	Form of Warrant issued to Advisory Board Member (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.9	Form of Warrant issued to Liquid Mojo LLC (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.10	Form of Agent Warrant issued in connection with private placements of common stock (filed as Exhibit 4.1 to Current Report on Form 8-K filed on January 5, 2010).

4.11	Form of Warrant issued in connection with private placement of common stock (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 4, 2010).

4.12	Form of Class A Warrant dated February 24, 2011 (filed as Exhibit 4.12 to Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011).

4.13	Form of Class B Warrant dated February 24, 2011 (filed as Exhibit 4.13 to Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011).

4.14	Form of Convertible Note dated February 18, 2011 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

4.15	Form of Warrant Issued July 15, 2011 (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

4.16	Form of Agent Warrant (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

4.17	Form of Warrant Issued to Consultant dated July 15, 2011 (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

4.18*	Form of Secured Convertible Note Issued in Private Placement Commenced November 4, 2011.

4.19*	Form of Warrant Issued in Private Placement Commenced November 4, 2011.

4.20*	Form of Agent Warrant Issued in Private Placement Commenced November 4, 2011.

10.1	Agreement and Plan of Reorganization with Inland Pacific Resources, Inc. (filed as Exhibit 10.2 to Registration Statement on Form SB-2/A filed with the Commission on January 29, 2003).

10.2#	Agreement with Peace Mountain Natural Beverages Corporation, dated August 1, 2004 (filed as Exhibit 10.3 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.3#	Agreement with Interhealth Nutraceuticals, Inc., dated June 9, 2004 (filed as Exhibit 10.4 to Registration Statement on Form 10-SB/A filed with the Commission on February 8, 2006).

10.4 ††	Amended Stock Option Plan and Form of Option Award (filed as Exhibit B to definitive Information Statement dated December 5, 2006).

10.5#	Amendment Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as an Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.6 ††	Employment Letter with Ronald Wilson dated as of December 1, 2008 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.7	Sublease with Hallinan Capital Corp. for Three Bala Plaza, Suite 101 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2008).

10.8	Agreement with United Capital Funding, as amended at September 22, 2009 (filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Form of subscription agreement entered into in connection with private placements of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2009).

10.10 ††	2009 Equity Incentive Compensation Plan and form of Stock Option Agreement (filed as Annex B to the Company’s Proxy Statement dated May 28, 2009).

10.11	Settlement Agreement between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.12	Consulting Agreement between the Company and Mr. John David Alden (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.13	Trademark Assignment between the Company and Peace Mountain Natural Beverages Corp. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.14 #	Distribution Agreement with Canada Dry Bottling Company of New York (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009 filed on May 5, 2010).

10.15	Form of subscription agreement entered into in connection with private placement of common stock in 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 5, 2010).

10.16	Form of Subscription Agreement entered into in connection with private placement of common stock (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2010).

10.17	Form of Supplement to Subscription Agreement entered into in connection with private placement of common stock (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2010).

10.18 ††	Separation Agreement entered into between the Company and Ronald Wilson dated June 10, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2010).

10.19	Consulting Agreement entered into between the Company and Ronald Wilson dated June 10, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 11, 2010).

10.20#	Bottle Supply Agreement between Skinny Nutritional Corp. and Zuckerman-Honickman, Inc. (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.21 ††	Employment Agreement with Michael Salaman (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.22 ††	Employment Agreement with Donald J. McDonald (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

10.23	Form of Subscription Agreement entered into in connection with private placement of common stock (filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.24	Form of Stock Purchase Agreement with Mr. Jon Bakhshi dated February 28, 2011 (filed as Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.25	Form of Consulting Agreement with Mr. Jon Bakhshi dated February 28, 2011 (filed as Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.26	First Amendment to Agreement of Sublease (filed as Exhibit 10.28 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.27	Form of Subscription Agreement entered into in connection with a private placement of common stock dated as of March 21, 2011 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.28 ††	Amendment to Employment Agreement with Michael Salaman (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

10.29 ††	Amendment to Employment Agreement with Donald J. McDonald (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

10.30 ††	Form of Option Exchange Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

10.31	Form of Securities Purchase Agreement dated July 15, 2011 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011).

10.32*	Form of Securities Purchase Agreement Issued in Private Placement Commenced November 4, 2011.

10.33*	Form of Security Agreement Issued in Private Placement Commenced November 4, 2011.

10.34* ††	Employment letter with Robert W. Miller, Chief Sales Officer

10.35*#	Product Manufacturing and Distribution Agreement with Cliffstar, LLC

14.1	Code of Ethics (filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2008).

23.1*	Consent of Registrant’s Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and, (iv) the Notes to the Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Skinny Nutritional Corp. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	SKINNY NUTRITIONAL CORP.

	By:	/s/ Michael Salaman
Michael Salaman President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Salaman	Chief Executive Officer, President and Chairman of the Board of Directors	April 16, 2012
Michael Salaman

/s/ Donald J. McDonald	Chief Financial Officer and Vice-Chairman of the Board of Directors	April 16, 2012
Donald J. McDonald

/s/ Michael Zuckerman	Director	April 16, 2012
Michael Zuckerman

/s/ Francis W. Kelly	Director	April 16, 2012
Francis W. Kelly

/s/ John J. Hewes	Director	April 16, 2012
John J. Hewes

72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Skinny Nutritional Corp.

We have audited the accompanying balance sheets of Skinny Nutritional Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinny Nutritional Corp., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2011, the Company had a working capital deficiency of $3,165,596, an accumulated deficit of $45,492,945, stockholders’ deficit of $1,736,400 and no cash on hand. The Company had net losses of $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively. Additionally, the Company is currently in arrears under its obligation for the purchase of trademarks. Under the agreement, the seller of the trademarks may choose to exercise their legal rights against the Company’s assets, which includes the trademarks. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
April 16, 2012

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
Assets
Current Assets
Cash	$-	$-
Accounts receivable, net	356,870	330,157
Inventory, net	385,314	395,799
Prepaid expenses and other current assets	107,596	92,497

Total Current Assets	849,780	818,453

Property and Equipment, net	25,207	33,944

Deferred Financing Costs, net	574,696	-

Deposits	46,192	42,192

Trademarks	783,101	783,101

Total Assets	$2,278,976	$1,677,690

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2011 AND 2010

	2011	2010

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$535,402	$811,753
Accounts payable	2,280,444	2,342,741
Accrued expenses	882,793	738,489
Advances on purchase of common stock	-	442,750
Convertible notes payable, net of discount of $264,583	35,417	-
Warrant derivative liability	176,802	-
Note conversion option liability	104,518	-

Total Current Liabilities	4,015,376	4,335,733

Commitments and Contingencies

Stockholders' Deficit
Series A Convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 1,420 shares issued and outstanding at December 31, 2011 and 1,920 issued and outstanding at December 31, 2010	1	2
Common stock, $.001 par value, 1,000,000,000 shares authorized, 584,633,291 shares issued and outstanding at December 31, 2011 and 354,176,544 issued and outstanding at December 31, 2010	584, 633	354,177
Additional paid-in capital	43,171,911	34,814,868
Accumulated deficit	(45,492,945)	(37,827,090)

Stockholders’ Deficit	(1,736,400)	(2,658,043)

Total Liabilities and Stockholders’ Deficit	$2,278,976	$1,677,690

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Revenue, Net	$5,660,930	$6,927,108

Cost of Goods Sold	4,320,582	5,138,382

Gross Profit	1,340,348	1,788,726

Operating Expenses
Marketing and advertising	3,737,570	4,212,062
General and administrative	3,467,000	4,287,874

Total Operating Expenses	7,204,570	8,499,936

Net Loss from Operations	(5,864,222)	(6,711,210)

Other Income (Expense)
Interest expense	(1,845,313)	(203,059)
Other income	25,000	-
Change in fair value of warrant derivative liability	46,904	-
Change in fair value of note conversion option liability	(28,224)	-

Total Other Expense	(1,801,633)	(203,059)

Net Loss	$(7,665,855)	$(6,914,269)

Weighted average common shares outstanding, basic and diluted	472,475,342	315,661,161
Net loss per share attributable to common stockholders, basic and diluted	(.02)	(.02)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional	Deferred
	Preferred Stock		Common Stock		Paid-In	Financing	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Deficit	Total

Balance – December 31, 2009	2,465	$2	289,921,081	$289,921	$30,752,359	$(157,832)	$(30,912,821)	$(28,371)

Options – stock based compensation expense					1,068,195			1,068,195

Warrants – stock based compensation expense					5,768			5,768

Amortization of deferred financing costs						157,832		157,832

Conversion of preferred stock into common stock	(545)	-	908,333	908	(908)			-

Issuance of common stock (“May Offering”), $.06 per share, net of offering costs of $193,187			26,666,667	26,667	1,380,146			1,406,813

Issuance of common stock (“October Offering”), $.03 per share, net of offering costs of $47,713			19,766,667	19,767	525,520			545,287

Common stock in exchange for consideration of services			16,913,796	16,914	1,083,788			1,100,702

Net loss							(6,914,269)	(6,914,269)

Balance – December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$-	$(37,827,090)	$(2,658,043)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2010	1,920	$2	354,176,544	$354,177	$34,814,868	$(37,827,090)	$(2,658,043)

Options- stock based compensation expense					408,853		408,853

Warrants- stock based compensation expense					600,478		600,478

Issuance of common stock for officers guarantees			41,202,766	41,203	2,018,936		2,060,139

Issuance of common stock in exchange for services			46,934,086	46,934	1,751,575		1,798,509

Issuance of common stock, ( “October Offering” ) $.03 per share net of offering costs ($48,962)			14,758,333	14,758	379,030		393,788

Issuance of common stock, $.03 per share			15,000,000	15,000	435,000		450,000

Issuance of common stock, ( “March Offering” ) $.03 per share net of offering costs ($44,040)			76,683,329	76,683	2,179,777		2,256,460

Issuance of common stock, $.03 per share net of offering costs ($25,000)			16,666,667	16,667	458,333		475,000

Issuance of common stock in exchange for convertible note			4,038,233	4,038	117,109		121,147

Issuance of common stock in exchange for options			14,340,000	14,340	(14,340)		-

Conversion of preferred stock into common stock	(500)	(1)	833,333	833	(832)		-

Warrants – deferred financing costs					23,124		23,124

Net loss						(7,665,855)	(7,665,855)

Balance – December 31, 2011	1,420	$1	584,633,291	$584,633	$43,171,911	$(45,492,945)	$(1,736,400)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(7,665,855)	$(6,914,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	3,129	40,293
Depreciation	9,330	6,635
Common stock issued for services	1,798,509	1,100,702
Amortization of deferred financing costs	1,553,094	157,832
Amortization of debt discount	35,417	-
Warrants - stock based compensation expense	600,478	5,768
Options - stock based compensation expense	408,853	1,068,195
Change in fair value of warrant derivative liability	(46,904)	-
Change in fair value of note conversion option liability	28,224	-
Changes in operating assets and liabilities:
Accounts receivable	(29,842)	197,685
Inventory	10,485	(72,364)
Prepaid expenses and other current assets	(15,099)	27,895
Deposits	(4,000)	7,000
Accounts payable	(62,297)	1,436,711
Accrued expenses	216,489	(76,029)

Total Adjustments	4,505,866	3,900,323

Net Cash Used In Operating Activities	(3,159,989)	(3,013,946)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(593)	(15,787)

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows from Financing Activities:
Advances on purchase of common stock	$-	$442,750
(Repayments) proceeds from revolving line of credit, net	(276,351)	489,938
Repayment of note payable	-	(45,924)
Proceeds from convertible notes payable	300,000	-
Common stock issued, net of offering costs	3,181,460	1,952,100
Deferred financing costs	(44,527)	-

Net Cash Provided by Financing Activities	3,160,582	2,838,864

Net Decrease in Cash	-	(190,869)

Cash - Beginning	-	190,869

Cash - Ending	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years for:
Interest	$256,802	$203,059

 NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2010, the Company recorded an advances on purchase of common stock of $442,750, less offering costs of $48,962, which represented proceeds received for unissued stock. The Company has issued this related stock during the year ended December 31, 2011.

During the year fiscal year ended December 31, 2011, the Company issued a convertible note payable in the amount of $121,147 for payment of accrued expenses. The convertible note payable was converted into 4,038,233 shares of common stock during the year ended December 31, 2011, which satisfied the obligation in its entirety (see Note 11).

During the fiscal year ended December 31, 2011, the Company issued 41,202,766 shares of common stock to officers in consideration for their agreements to individually personally guarantee the Company’s obligation to their secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The value of these shares was $2,060,139, which is recorded as deferred financing costs and amortized over the term of the factoring agreement (see Note 8).

In November 2011, the Company commenced a private offering (the “Unit Offering”) pursuant to which it offered an aggregate amount of $2,500,000 of units of the Company’s securities (the “Units”) on a “best efforts” basis. Each Unit consists of one (1) Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The value assigned to the warrants of $187,668 and $36,038 and the conversion options of $141,071 and $25,836 (see Note 12) for the convertible notes issued on November 15, 2011 and November 30, 2011, respectively, are recorded as a debt discount to the convertible notes payable to the extent of the proceeds available for allocation under the residual method. The value of these instruments that exceeded total proceeds was $90,613, which is recorded as a charge to earnings on the commitment date. These debt discounts are amounts being amortized to interest expense over the term of the convertible notes (see Note 11).

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share for the 2011 closings. These warrants were valued at $23,124 (see Note 18). The value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the term of the convertible notes.

The accompanying notes are an integral part of these financial statements.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Operations

Skinny Nutritional Corp. (the “Company”), is incorporated in Nevada and its operations are located in Pennsylvania.

The Company is the exclusive worldwide owner of several trademarks for the use of the term “Skinny”. The Company develops and markets a line of conventional beverages, all branded with the name “Skinny” that are marketed and distributed primarily to calorie and weight conscious consumers.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash to implement our plan of operations. The Company has an immediate need for cash to fund our working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company has no firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of December 31, 2011, the Company had a working capital deficiency of $3,165,596, an accumulated deficit of $45,492,945, stockholders’ deficit of $1,736,400 and no cash on hand. The Company had net losses of $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively. Additionally, the Company is in arrears under its obligation for the purchase of trademarks. Under the agreement, the seller of the trademarks may choose to exercise legal rights against the Company's assets, which includes the trademarks. As of April 5, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $733,436 of its available $2,000,000 line. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of equity and debt securities to accredited investors in private placements. During 2012, the Company has raised an additional $405,000 of gross proceeds from the sale of debt securities to accredited investors in a private placement. The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement with $300,000 in proceeds received in 2011. Further, the Company has been issuing common stock in exchange for services rendered in lieu of cash payment. During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent 2012 private placement will only be sufficient to fund our anticipated levels of operations for a period of less than twelve months from the balance sheet date and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, the Company cannot guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Basis of Reporting

The Company’s wholly owned subsidiaries, Creative Enterprises, Inc. and Skinny Spirits Incorporated, are not included as part of these financial statements. Creative Enterprises, Inc. was inactive during 2011 and 2010, and Skinny Spirits Incorporated, which was formed on October 4, 2011, was inactive during 2011.

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

Pursuant to a factoring agreement, with recourse against the Company in the event of a loss, United Capital Funding acts as its factor for the majority of its receivables, which are assigned on a pre-approved basis. At December 31, 2011 and 2010, the factoring charge amounted to 0.3% of the receivables assigned. The cost of factor collections was approximately $232,000 and $196,000 for the years ended December 31, 2011 and 2010, respectively. Factor costs are included in interest expense in the Statements of Operations. The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, and intangibles. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires April 1, 2013.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment are recorded at cost. All property and equipment is depreciated using the straight-line method over estimated useful lives. Repair and maintenance costs are expensed as they are incurred.

Useful lives for property and equipment are as follows:

Office Equipment	5 years
Furniture and Fixtures	5 years

Deferred Financing Costs

Costs relating to obtaining the United Capital Funding revolving line of credit and the convertible notes payable are capitalized and amortized over the term of the related debt using the effective interest rate method. Accumulated amortization at December 31, 2011 and 2010, was $1,553,094 and $0, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense. Estimated future amortization of deferred financing costs are expected to be $574,696, and to be recognized during the year ending December 31, 2012.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended December 31, 2011 and 2010, the Company had noted no indicators of impairment.

Convertible Notes Payable

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

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815 “Derivatives and Hedging”. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments, and provides for an exception to this rule when the host instruments are deemed to be conventional as that term is described in the implementation guidance.

Common Stock Purchase Warrants And Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2011, other than certain warrants and note conversion options that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 12.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expense totaled $425,389 and $578,669 for the years ended December 31, 2011 and 2010, respectively.

Market development funds and cooperative advertising costs, rebate promotion costs and slotting fees

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50. These expenses for slotting and rebate promotion for the years ended December 31, 2011 and 2010 were $368,132 and $349,490 for slotting fees and $832,046 and $1,129,007 for rebate promotion costs, respectively.

Lease Obligations

The Company leases office space under a non-cancellable operating lease with an expiration date of June 30, 2012. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Renewals are not included in the determination of the lease term unless the renewals are deemed to be reasonably assured at the lease inception.

Shipping and Handling Costs

Costs for shipping and handling incurred by the Company for third party shippers are included in cost of sales in the Statements of Operations.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

The following securities were not included in the computation of diluted net loss per share as their effect would have been antidilutive:

	2011	2010
Options to purchase common stock	8,487,500	27,062,500
Warrants to purchase common stock	117,024,164	53,015,830
Convertible notes payable	10,000,000	-
Convertible preferred stock	2,366,667	3,200,000
	137,878,331	83,278,330

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.  Significant estimates include reserves for receivables and inventories, deferred taxes and related valuation allowance, valuation of equity instruments, derivative liabilities and value of trademarks.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4- Fair Value of Financial Assets and Liabilities

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

The carrying amount reported in the Balance Sheets for cash, accounts receivable, accounts payable, accrued expenses and convertible notes payable approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

 Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 Using
	Total December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities (see Note 12):
Derivative liability - warrants	$176,802	$—	$—	$176,802
Derivative liability - conversion options	$104,518	$—	$—	$104,518

Note 5 – Accounts Receivable

Trade accounts receivable was composed of the following at December 31:

	2011	2010
Current trade accounts receivable	$619,967	$590,125
Less: allowance for returns and doubtful accounts	(263,097)	(259,968)
Total	$356,870	$330,157

Note 6 – Inventory

Inventory at December 31 consisted of the following:

	2011	2010
Raw Materials	$186,605	$249,983
Finished Goods	220,709	202,996
	407,314	452,979
Reserve for slow moving and obsolescence	(22,000)	(57,180)
Total	$385,314	$395,799

Note 7 – Property and Equipment

Property and equipment was composed of the following at December 31:

	2011	2010
Office Equipment	$10,131	$10,131
Furniture and Fixtures	36,814	36,221
	46,945	46,352
Less: accumulated depreciation	(21,738)	(12,408)
Total	$25,207	$33,944

Depreciation expense of property and equipment was $9,330 and $6,635 for the years ended December 31, 2011 and 2010, respectively.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Related Party Transactions

Mr. William R. Sasso, a former member of the Board of Directors, who served on the Company’s Board of Directors until October 2010, has participated as an investor in certain private placements conducted by the Company.  Mr. Sasso is a partner at the law firm of Stradley, Ronon, Stevens & Young, LLP (“SRSY”), which provides legal services to us from time to time as outside counsel. In February 2010, we issued 529,625 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $59,000 in outstanding fees owed to such firm. The reporting person is Chairman of SRSY and also a partner serving on SRSY's board of directors and management committee. In May 2010, the Company issued 625,000 shares of common stock, valued based upon the value of the services provided, to the law firm of SRSY, in lieu of payment of approximately $50,000 in outstanding fees owed to such firm. In May 2011, we issued 1,250,000 shares of common stock, which was valued based upon the value of the services provided, to SRSY in lieu of payment of approximately $50,000 in outstanding legal fees owed to such firm. As of December 31, 2011 and 2010, there was approximately $125,000 and $152,000 due SRSY, respectively, and the Company incurred expenses of $26,216 and $94,025 for the years ended December 31, 2011 and 2010, respectively.

In February 2010, the Company’s Board of Directors approved the grant of 200,395 restricted shares of common stock which was based upon the fair market value of the common stock at the end of the month for a six-month period ended December 31, 2009, to its Chief Financial Officer in lieu of an amount of approximately $20,000 owed for accrued compensation.

On June 10, 2010, Ronald D. Wilson, who served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since December 2008, resigned from his positions as Chief Executive Officer and President effective as of June 30, 2010, and further agreed not to stand for reelection at the Company’s annual meeting of stockholders, which was held on July 14, 2010. Following Mr. Wilson’s decision, the Board of Directors of the Company appointed Mr. Michael Salaman, to serve as the Company’s Chief Executive Officer, effective June 30, 2010. In connection with the above matters, on June 10, 2010, the Company entered into a separation agreement with Mr. Wilson which memorializes the terms of his resignation. Pursuant to the separation agreement and in consideration of the general release granted by Mr. Wilson to the Company, the Company entered into a consulting agreement with Mr. Wilson under which he will provide consulting services to the Company for a term which expired on December 31, 2010 in connection with the Company’s acquisition of distribution accounts. Pursuant to the separation and consulting agreements, the Company agreed to pay to or provide Mr. Wilson with the following: (a) continued compensation at the rate of $12,500 per each thirty day period of service during the term of the consulting agreement; (b) the continued provision of health benefits and automobile reimbursement through December 31, 2010; and (c) the issuance of a maximum of 2,000,000 restricted shares of common stock, with 750,000 shares issued on the effective date of the consulting agreement, and the open issuance of the remaining shares being subject to the occurrence of certain milestones prior to June 30, 2011. In addition, the Company confirmed in the separation agreement that all unvested stock options held by Mr. Wilson shall be deemed vested as of the date of termination of his employment and that such options shall remain exercisable for their original exercise period in accordance with the terms of such options and that the warrants to purchase shares of common stock held by him as of the termination date shall continue in full force and effect in accordance with their terms. As of December 31, 2010, the Company issued 1,250,000 shares of common stock to Mr. Wilson as a result of the consulting agreement. The Company incurred $99,250 of expense relating to these stock transactions during the year ended December 31, 2010, which was based upon the fair market value of the common stock on the date of the agreement. There was no stock issued, or expense recognized, under this agreement in 2011.

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

On January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. The value of these shares was approximately $94,000. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares.

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

In February 2011, the Company entered into a securities purchase agreement and a separate consulting agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement and used such proceeds for working capital and general corporate purposes. Pursuant to the consulting agreement, the Company engaged Mr. Bakhshi to perform consulting services related to the Company’s marketing, distribution and general business functions. The consulting agreement was for a term of twelve months from its effective date, unless sooner terminated by either party in accordance with its terms. As compensation for the services provided under the consulting agreement, the Company agreed to pay to the investor a consulting fee of 10,000,000 restricted shares of the Company’s common stock as follows: (i) 2,500,000 shares were issued upon the date of execution of the consulting agreement, and (B) 681,818 shares shall be issued each month thereafter, unless the consulting agreement is sooner terminated. The Company has issued 8,636,362 shares under this arrangement through December 31, 2011. The value of these shares was approximately $302,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

In addition, Mr. Bakhshi performed additional services for the Company related to certain strategic initiatives (the “Additional Services”) for which he was entitled to additional compensation. This agreement provided upon successful completion of a strategic initiative, the Company shall award 5,000,000 shares of common stock; however, the maximum number of additional shares of common stock to which Mr. Bakhshi was entitled for performing Additional Services is 20,000,000 shares. The Company had the discretion to approve in advance whether Mr. Bakhshi provides any Additional Services. The strategic initiatives related to the following areas: (i) trademark and licensing; (ii) celebrity endorsements; (iii) event sponsorships; (iv) restaurant and hotel sales; (v) strategic alliances; and (vi) other marketing or promotional endeavors or strategic relationships approved by the Company’s Board of Directors. On June 16, 2011, the Company approved and subsequently issued 10,000,000 restricted shares of common stock to Mr. Bakhshi, under his consulting agreement with the Company due to his performance of additional strategic services. The value of these shares was approximately $350,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. Mr. Bakhshi also participated in our March 2011 private placement and purchased 10,000,000 shares of Common stock in the offering for a total purchase price of $300,000, upon the same terms as the other investors.

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

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, and determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount is recorded as deferred financing costs and will be amortized over the length of term of the factoring arrangement which is one year. The Company has recognized approximately $1,545,000 of amortization expense during the year ended December 31, 2011, which is recorded as interest expense in the Statements of Operations.

On June 20, 2011, the Company’s Board of Directors approved the issuance of 14,340,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The issuance of such shares of common stock was subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 17,925,000 employee stock options which were previously granted by the Company under its 1998 Employee Stock Option Plan. Of this amount, the Company’s Chief Executive Officer held 9,000,000 options and the Company’s Chief Financial Officer held 8,000,000 options. Upon consummation of this arrangement in August 2011, the Company’s Chief Executive Officer received 7,200,000 restricted shares of common stock in consideration of the surrender of 9,000,000 options and the Company’s Chief Financial Officer received 6,400,000 restricted shares of common stock in consideration of the surrender of 8,000,000 options. Other employees holding a total of 925,000 options received an aggregate of 740,000 shares of common stock in consideration of their surrender of such options. These shares were issued during the year ended December 31, 2011. The stock options were cancelled and the common stock awards were granted on August 11, 2011. No additional expense was recognized as a result of this transaction since there was no incremental value in the options.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H ”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. The parties intend to further amend the agreement to extend the agreement until February 14, 2016 and provide for the development of a proprietary bottle. The Company has purchased under this agreement approximately $1,363,000 and $1,489,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there was approximately $189,000 and $357,000, respectively, due to Z-H. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Our board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

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

The employment agreements are for an initial term of three years from the effective date, provided, however that upon each one year anniversary of the effective date, the agreements will automatically extend for an additional one year period unless either party provides notice to the other that the agreements should not extend. Under the employment agreements, Mr. Salaman will receive a base salary at the initial rate of $150,000 per annum and Mr. McDonald shall receive a base salary at the initial rate of $140,000. However, the base salary shall increase annually by an amount determined by the Board or Compensation Committee, based on benchmarks set by the Board or Compensation Committee. In addition, the Executives shall be eligible to receive an annual cash bonus, the amount of which to be determined at the discretion of the Board of Directors or its designated committee. Further, the Company also granted each of the Executives 3,000,000 shares of restricted common stock upon their execution of the agreement. During the year ended December 31, 2010, the Company incurred $360,000 of expense relating to these transactions, which was valued based on the fair market value of the common stock on the date of the agreements.

On August 12, 2011, Skinny Nutritional Corp. executed amendments to its employment agreements with Mr. Michael Salaman, its Chairman and Chief Executive Officer and Mr. McDonald, its Chief Financial Officer effective as of June 17, 2011. The amendments to the employment agreements provide for a $100,000 increase in the base salary payable to each of the executives per annum during the terms of their employment agreements and that the foregoing salary increase is payable by the issuance of shares of common stock to the executives. Pursuant to these amendments, the Company issued 2,044,989 shares of common stock to each of the executives during the year ended December 31, 2011 and incurred an aggregate of $200,000 of general and administrative expense. The salary increases were originally approved by the Board of Directors on June 17, 2011.

Since the third quarter of 2008, Mr. Francis Kelly, a member of the Company’s Board of Directors, has participated as an investor in certain private placements conducted by the Company.  In May 2010, Mr. Kelly purchased an aggregate of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant. In December 2010, Mr. Kelly’s spouse purchased 1,000,000 shares of common stock in the Company’s then-current private placement for a total purchase price of $30,000, upon the same terms as the other investors. Subsequently, these shares were transferred to Mr. Kelly. These shares were issued during the year ended December 31, 2011. In addition, Mr. Kelly also participated in our private placement which commenced in March 2011 and purchased 1,000,000 shares of Common Stock in the Offering for a total purchase price of $30,000, upon the same terms as the other investors. These shares were issued during the year ended December 31, 2011.

Mr. John J. Hewes, a member of the Company’s Board of Directors, has participated as an investor in certain private placements. In May 2010, Mr. Hewes purchased an aggregate of 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of common stock, which securities were issued for a purchase price of $0.06 for one share and one warrant.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Sale of Equity Securities

During the first two quarters of fiscal 2009, the Company conducted a private offering in (the "Offering") pursuant to which it sought to raise an additional aggregate amount of $2,100,000 of shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a conversion rate of $0.06 per share, with customary adjustments for stock splits, stock dividends and similar events. In the Offering the Company accepted total subscriptions of $2,035,000 for an aggregate of 20,350 shares of Series A Preferred Stock. Following the approval by the Company's stockholders of the proposal to increase the Company's authorized number of shares of Common Stock on July 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada on July 6, 2009. In accordance with the Certificate of Designation, Preferences, Rights and Limitations of the Series A Preferred Stock, upon the effectiveness of such filing, all of the 20,350 shares of Series A Preferred Stock subscribed for by investors were automatically convertible into an aggregate of 33,916,667 shares of common stock. During 2010, holders of 545 shares of Series A Preferred Stock received 908,333 shares of common stock upon conversion. During 2011, holders of 500 shares of Series A Preferred Stock received 833,333 shares of common stock upon conversion. As of December 31, 2011, holders of 18,950 shares of Series A Preferred Stock had received 31,550,000 shares of common stock upon conversion and the holders of the remaining shares of Series A Preferred Stock have not yet surrendered such shares for cancellation.

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

Subsequently, in October 2010, the Company commenced a private offering (the “ October Offering ”) pursuant to which offered an aggregate amount of $3,000,000 of its common stock. The purchase price per share of common stock was $0.03. The Company has entered into subscription agreements with certain accredited investors pursuant to which the Company agreed to issue to the investors and the investors agreed to purchase from the Company an aggregate amount of $1,035,750, less an aggregate of $96,675 in offering costs, for a total of 34,525,000 shares of common stock of the Company. As of December 31, 2010, 19,766,667 shares of common stock has been issued for total proceeds of $545,287, net offering costs of $47,713.  During the year ended December 31, 2011, 14,758,333 shares of common stock were issued for total proceeds of $442,750, which were received in 2010, less offering costs of $48,962. The Company agreed to pay commissions to registered broker-dealers that procured investors in the October Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of common stock sold in the October Offering to investors procured by them. Total commissions paid and common stock, issued in May 2011, under this arrangement were $65,675 and 1,194,583 shares, respectively.

As of February 11, 2011, the Company entered into stock purchase agreements with a limited number of accredited investors pursuant to which the Company offered and sold an aggregate of 5,000,000 shares of common stock to such investors and received aggregate proceeds of $150,000. The purchase price for the shares of common stock sold to these investors was $0.03 per share.

As previously discussed in Note 8 in February 2011, the Company entered into a securities purchase agreement with Mr. Jon Bakhshi. Pursuant to the purchase agreement, the investor purchased, at a purchase price of $0.03 per share of common stock, an aggregate of (i) 10,000,000 shares of the Company’s common stock, par value $0.001 per share, (ii) Class A Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.035 per share for a period of 18 months, and (iii) Class B Warrants to purchase 10,000,000 shares of common stock which are exercisable at $0.04 per share for a period of 24 months. The Company received total proceeds of $300,000 under the purchase agreement.

In March 2011, the Company commenced a private offering (the “March Offering”) on a “best efforts” basis pursuant to which it is offering an aggregate amount of $2,000,000 of shares of common stock at $0.03 per share of common stock, plus an oversubscription right of up to $500,000 of additional shares of common stock. On July 14, 2011, the Company terminated further selling efforts in connection with the March Offering and as of such date, the Company had accepted subscriptions for 76,683,329 shares of Common Stock for total gross proceeds of $2,300,500. The total net proceeds derived from the March Offering, after payment of offering expenses and commissions, are approximately $2,256,000. The Company agreed to pay commissions to registered broker-dealers that procured investors in the March Offering of 10% of the proceeds received from such purchasers and to issue such persons such number of shares of restricted common stock as equals 5% of the total number of shares of Common Stock sold in the March Offering to investors procured by them. Pursuant to this agreement, the Company has incurred fees of approximately $25,000 and issued 416,667 shares of common stock to such registered broker-dealers during 2011. The Company also incurred approximately $19,000 of legal fees.

On July 14, 2011, the Company entered into a stock purchase agreement with William Apfelbaum in a separate transaction pursuant to which such investor purchased 16,666,667 shares of Common Stock and warrants to purchase 16,666,667 shares of Common Stock for a total purchase price of $500,000. The warrants are exercisable for a period of 36 months at an exercise price of $0.05 per share. The purchase price for the securities sold to this investor was $0.03 per share. William Apfelbaum was subsequently appointed to the Company’s Advisory Board. The Company agreed to pay commissions to a registered broker-dealer in connection with this transaction of 10% of the gross proceeds, of which amount 50% may be paid in shares of common stock, and to issue warrants to purchase such number of shares of common stock as is equal to 10% of the securities sold in the transaction. Pursuant to this arrangement we incurred cash commissions of $25,000 and issued 833,333 shares of common stock and issued warrants to purchase 1,666,667 shares of common stock to this broker-dealer. The agent warrants are exercisable for a period of ten years at an exercise price of $.05 per share.

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

In March 2010, the Company issued 877,193 shares of common stock to an equipment vendor, in consideration for its assignment and transfer to the Company of promotional advertising materials valued at $50,000. The vendor is an entity affiliated with Mr. Arakelian, a member of the Company’s Advisory Board.

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

In June 2010, the Company entered into a sponsorship agreement, to sponsor the H2O tour, with Plaid Paisley LLC. In consideration of the agreements set forth therein, the Company issued 1,250,000 shares of restricted common stock, which were valued at approximately $102,000, which were valued based upon the terms of the agreement, and agreed to pay in the aggregate $150,000 payable in three equal installments.  The total marketing expense recognized under this agreement during December 31, 2010 was approximately $179,000, which was valued and agreed upon within the terms of the sponsorship agreement.

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

On March 11, 2011, at the Company’s Special Meeting of Stockholders, the Company’s stockholders had approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock. On March 14, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation in the State of Nevada to increase the number of its authorized shares of common stock, $0.001 par value, to 1,000,000,000 shares. Shares outstanding at December 31, 2011 were 584,633,291. In addition, the Company also had 1,000,000 shares of preferred stock authorized at a par value of $.001. Shares of preferred stock outstanding at December 31, 2011 were 1,420 shares of Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock, all shares of Series A Preferred Stock were subject to mandatory conversion upon the filing by the Company of a Certificate of Amendment with the Secretary of State of Nevada increasing the number of authorized shares of Common Stock of the Company, which occurred on July 6, 2009. Accordingly, any certificates representing shares of Series A Preferred Stock which remain outstanding solely represent the right to receive the number of shares of Common Stock into which they are convertible.

In January 2011, we entered into a consulting agreement whereby we agreed to grant 5,000,000 shares of restricted common stock to a consultant over the term of the contract. The Company issued 2,500,000 shares of common stock during the first month of the contract and issued 500,000 of common stock per month over the next five months, for an aggregate of 5,000,000 shares of common stock. Through December 31, 2011, the Company has issued 5,000,000 shares under this agreement. The value of these issued shares was approximately $160,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In July 2011, the Company entered into a consulting agreement with this consultant for services pursuant to which the consultant shall provide consulting services in connection with the Company’s general business and financial operations and marketing and distribution activities. In consideration of such services, the Company agreed to issue the consultant 3,000,000 shares of common stock in six equal monthly installments of 500,000 shares. Through December 31, 2011, the Company has issued 2,500,000 shares under this arrangement. The value of these shares was approximately $138,000 of general and administrative expense, which was based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $28,000 as of December 31, 2011 for earned, but unissued stock, pertaining to this agreement.

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

In April 2011, the Company entered into a consulting agreement with a celebrity business and marketing firm. This consulting agreement is for a term of twelve months, unless sooner terminated by either party in accordance with its terms. As compensation for the services to be provided under the consulting agreement, the Company shall pay a consulting fee of 3,333,333 shares of restricted common stock pursuant to the following schedule: (A) for the first 30 days period during the initial term, the Company issued to the consultant 333,333 shares and (B) 272,727 shares issued each subsequent 30 day period of the initial term, with any remaining balance of shares due at the end of the initial term. As of December 31, 2011, we have issued 1,969,695 shares of common stock under this agreement. The value of these shares was approximately $120,000 of marketing and advertising expense, which was valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of December 31, 2011 for earned, but unissued stock, pertaining to this arrangement.

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

In March 2011, the Company entered into a consulting agreement with a public relations firm to issue 116,667 shares of restricted common stock and $3,500 cash fee per month to the firm for a four month period. As of December 31, 2011, 466,668 shares of common stock were issued under this agreement. The value of these shares was approximately $14,000 of marketing and advertising expense, which was valued based upon the terms of the agreement.

In July 2011, the Company issued 125,000 shares of common stock to a former employee in connection with a severance arrangement. The value of these shares was approximately $4,000 of marketing and advertising expense, which was based upon the fair market value of the common stock on the date granted to the employee.

In July 2011, the Company issued 250,000 shares of common stock in settlement of the legal expenses incurred by Peace Mountain Natural Beverages Corp. (as further discussed in Note 20). The value of these shares was approximately $16,000 of general and administrative expense, which was valued based upon the fair market value of the common stock on the date of the agreement.

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

Note 11 - Debt Obligations

Note Payable

On April 4, 2007, the Company closed on a secure loan arrangement with Valley Green Bank pursuant to which it received funds in the amount of $340,000. Interest was charged on the unpaid principal of this loan arrangement until the full amount of principal was paid at the rate of 8.25% per annum and was paid on a monthly basis. The Company was initially obligated to repay this loan in full immediately on the bank’s demand, but in no event later than March 20, 2008. Since that date the bank has extended the term of the loan and this loan was repaid in full in June, 2010.

Revolving Line of Credit

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through April 1, 2013 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of December 31, 2011 and 2010, the Company had $535,402 and $811,753 outstanding under this arrangement, respectively.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF (as further discussed in Note 8). The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

Convertible Notes Payable

On February 18, 2011, the Company issued a $121,147 convertible note to Beverage Network of Maryland, bearing interest at the rate equal to the U.S. Prime Rate, plus 2% per annum, with a maturity date of December 31, 2011. The note was convertible, at the option of the holder, into such number of shares of the Company’s common stock determined by dividing the amount to be converted by the conversion price of $0.03 per share. This note was subsequently sold to a third party by Beverage Network of Maryland and was then converted into 4,038,233 shares of common stock during September 2011. The obligation was satisfied in its entirety.

In November 2011, the Company commenced a private offering (the “Unit Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 of units of the Company’s securities (the “Units”) on a “best efforts” basis. Each Unit consists of one (1) Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (“the Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement.

As of November 15, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $250,000 and a Series A Warrant to purchase 8,333,333 shares of Common Stock in an initial closing of the Unit Offering. The $250,000 aggregate principal value of the Convertible Note was paid in cash to the Company at the initial closing. The aggregate principal amount of the Convertible Note issued in the initial closing is convertible into 8,333,333 shares of common stock.

As of November 30, 2011, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $50,000 and a Series A Warrant to purchase 1,666,667 shares of Common Stock in the second closing of the Unit Offering. The aggregate principal amount of the Convertible Note issued in the second closing is initially convertible into 1,666,667 shares of common stock.  The purchase price for the securities sold at the second closing was paid in cash to the Company at the second closing.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within 6 months, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Notes, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The principal amount of the Convertible Notes shall bear interest at the rate of 10% per annum and shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. Upon any redemption on or before the six month anniversary of the original issue date of the Convertible Notes, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Company has raised $705,000 under this offering during 2011 and 2012 (see Note 21).

The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants (see Note 12). Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to pay to the placement agent cash commissions equal to $24,000, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Note purchased by such purchaser at the initial conversion rate of such Convertible Note, or 1,000,000 shares, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”). These warrants were valued at $23,124 (see Note 18 for valuation assumptions). The Company also incurred $20,257 of legal fees pertaining to these closings. The commissions, legal fees and value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the term of the convertible notes. Amortization expense was $7,992 during the year ended December 31, 2011, which is included in interest expense in the Statements of Operations.

The value assigned to the warrants of $187,668 and $36,038 and the conversion options of $141,071 and $25,836 (see Note 12) for the convertible notes issued on November 15, 2011 and November 30, 2011, respectively, are recorded as a debt discount to the convertible notes payable to the extent of the proceeds available for allocation under the residual method. The value of these instruments that exceeded total proceeds was $90,613, which is recorded as a charge to earnings on the commitment date. These debt discounts are being amortized to interest expense over the term of the convertible notes and is summarized as follows as of December 31, 2011:

		Debt discount			Carrying
Due Date	Face Value	Initial Value	Amortization	Discount	Value
November 15, 2012	$250,000	$250,000	$(31,250)	$218,750	$31,250
November 30, 2012	50,000	50,000	(4,167)	45,833	4,167
	$300,000	$300,000	$(35,417)	$264,583	$35,417

Note 12 – Derivative Liabilities

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants and conversion options issued with the Company’s November 2011 private placement, do not have fixed settlement provisions because their exercise and conversion prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant and debt holders from the potential dilution associated with future financings. Accordingly, the warrant and conversion option obligations are initially recorded at fair value and are adjusted to fair value at the end of each reporting period with the change in value reported in the Statements of Operations. Such fair values were estimated using the Black-Scholes valuation model. The Company determined the common stock warrants and conversion options include an implied down-side protection feature, it performed a lattice model simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants and conversion options. The Company will continue to adjust the warrant and conversion option liability for changes in fair value until the earlier of the exercise or conversion, at which time the liability will be reclassified to equity, or expiration of the six month time frame during which the exercise or conversion price is subject to adjustment.

The warrant derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Warrant Derivative Liability
	November 15, 2011	November 30, 2011	December 31, 2011
Expected Term	5.0 yrs	5.0 yrs	4.88-4.92 yrs
Risk-free interest rate	0.93%	0.96%	0.83%
Dividend yield	0.00%	0.00%	0.00%
Volatility	147.00%	146.00%	146.00%
Warrants outstanding	8,333,333	1.666.667	10,000,000
Fair value of warrants	$187,668	$36,038	$176,802

The fair value of the warrant derivative liability decreased from the commitment date to $176,802 at December 31, 2011. Accordingly, the Company decreased the warrant derivative liability by $46,904 to reflect the change in fair value at December 31, 2011. These amounts are included as a change in the fair value of warrant derivative liability in the accompanying Statements of Operations for the year ended December 31, 2011. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year Ended December 31, 2011
Beginning balance	$-
November 15 and November 30 warrant issuances	223,706
Unrealized gain relating to changes in fair value	(46,904)
Ending balance	$176,802

The note conversion option liability was valued using the Black-Scholes option valuation model and the folloing assumption on the following dates:

	Note Conversion Option Liability
	November 15, 2011	November 30, 2011	December 31, 2011
Expected Term	0.5 yrs	0.46 yrs	0.38 yrs
Risk-free interest rate	0.05%	0.06%	0.06%
Dividend yield	0.00%	0.00%	0.00%
Volatility	166.00%	153.00%	118.00%
Conversion options outstanding	8,333,333	1.666.667	10,000,000
Fair value of conversion options	$141,071	$25,836	$104,518

 The fair value of the conversion option liability decreased from the commitment date to $104,518 at December 31, 2011. Accordingly, the Company decreased the conversion option liability by $62,389 to reflect the change in fair value at December 31, 2011. These amounts are included as a change in the fair value of note conversion option liability in the accompanying Statements of Operations for the year ended December 31, 2011. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Year Ended December 31, 2011
Beginning balance	$-
November 15 and November 30 issuances	166,907
Unrealized gain relating to changes in fair value	(62,389)
Ending balance	$104,518

Note 13 - Licensing and Agreements

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain to bottle and distribute a conventional beverage called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we originally agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In May 2011, the Company and Peace Mountain entered into a letter agreement seeking to resolve the remaining payments due. We are currently in arrears on our revised payment term obligation to Peace Mountain on the remaining payments of approximately $103,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.  In connection with the acquisition of these assets, we and Peace Mountain entered into a Trademark Assignment Agreement and Consulting Agreement, settling a prior dispute between the parties and avoiding pending arbitration proceedings.  Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which is effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company will pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden will provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, in 2009 the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share.

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

Under many of our distribution agreements, we granted exclusivity within the contractually-defined territory and agreed to be responsible for the payment of slotting fees that may be required by retailers. Although our distributors will use reasonable efforts to promote the sale of our products, no performance targets are required by our distribution agreements.  Further, under certain of these agreements, we also will pay the distributor a termination penalty in the event we exercise a right to terminate for convenience, or if we elect not to renew and the distributor is not in breach. We have and may continue to seek to augment our distribution network by establishing relationships with larger distributors in markets that are already served. To the extent that we need to terminate an agreement with an existing distributor in order to accomplish this, we may be required to pay a termination fee unless we have grounds to terminate a distributor for cause. As of December 31, 2011 and 2010, the Company has incurred and accrued approximately $29,000 and $0, respectively, relating to invasion fees. As of December 31, 2011 and 2010, the Company has accrued approximately $11,000 and $166,000, respectively, relating to termination fees. The Company has incurred approximately $20,000 and $224,000 of termination fee expense during the years ended December 31, 2011 and 2010, respectively.

Note 14 - Cash Deposited in Financial Institutions

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits.  The Company has not experienced any losses on such accounts.

Note 15 - Concentrations

A significant portion of the Company’s revenue and accounts receivable are to a limited number of customers.  Revenue as a percentage of total net revenue and accounts receivable as a total of net accounts receivable were as follows for significant customers at December 31, 2011 and 2010 and the years ended December 31, 2011 and 2010:

	Revenue		Accounts Receivable
	2011	2010	2011	2010

Customer A	12%	12%	10%	Less than 10%

Customer B	14%	15%	Less than 10%	Less than 10%

Customer C	14%	Less than 10%	31%	Less than 10%

Customer D	10%	Less than 10%	11%	Less than 10%

A significant portion of the Company’s purchases and accounts payable and accrued expenses are to a limited number of vendors.  Purchases as a percentage of total net purchases and accounts payable and accrued expenses as a total of net accounts payable and accrued expenses were as follows for significant vendors at December 31, 2011 and 2010 and the years ended December 31, 2011 and 2010:

	Purchases		Accounts Payable
	2011	2010	2011	2010

Vendor A	21%	17%	Less than 10%	12%

Vendor B	15%	18%	Less than 10%	12%

Vendor C	10%	13%	10%	Less than 10%

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 16 - Income Taxes

ASC Topic 740-10, Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2011, the Company has available unused operating loss carryforwards of approximately $41,371,000 which may be applied against future taxable income and which expires in various years between 2016 and 2031.

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

A reconciliation of expected income tax at the statutory rate with the actual income tax provision is approximately as follows for the years ended December 31:

	2011	2010
Expected income tax benefit at statutory rate (34%)	$(2,606,000)	$(2,351,000)
State taxes, net of federal benefit	(430,000)	(388,000)
Permanent differences:
Incentive stock options	162,000	458,000
Other	14,000	15,000
Reconciliation of deferred tax beginning balances	145,000	254,000
Effect of state rate revision applied to deferred taxes	-	139,000
Effect of change in valuation allowance	2,715,000	1,873,000
Total	$-	$-

Significant components of the net deferred tax asset (liability) at December 31 were approximately as follows:

	2011	2010
Stock warrants and options	$1,132,000	$1,127,000
Reserve accounting	113,000	105,000
Derivative instruments	(7,000)	-
Depreciation and amortization	(55,000)	(29,000)
Accrued expenses and other	36,000	13,000
Loss carryforwards	11,517,000	8,805,000
	12,736,000	10,021,000
Less: valuation allowance	(12,736,000)	(10,021,000)
	$-	$-

In 2011, the valuation allowance increased by approximately $2,715,000, composed of increases in loss carryforwards, reserves and accruals as compared to an increase of $1,872,000 for the same period in 2010, composed of increases in loss carryforwards.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2011 and 2010 since management does not believe that it is more likely than not that these assets will be realized.

Deferred income taxes are provided based on the provisions of ASC 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.  The Company classifies interest and penalties arising from underpayment of income taxes in the Statements of Operations as income tax expense. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax provisions.

The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers.  Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares, may have  resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

Note 17 - Stock Options

As of December 31, 2011, the Company has two share-based compensation plans, which are described in detail below. The compensation cost relating to stock options that has been charged against operations for those plans was $408,853 and $1,068,195 for the years ended December 31, 2011 and 2010, respectively. The compensation cost relating to employee common stock awards that has been charged against operations for those plans was $54,884 and $105,661 for the years ended December 31, 2011 and 2010, respectively.

1998 Plan

The Board of Directors initially adopted an Employee Stock Option Plan (the “1998 Plan”) on November 16, 1998 and it was approved by the stockholders on December 21, 2001. The 1998 Plan terminated ten years from the date of its adoption by the Board. The Board of Directors, on October 6, 2006, had unanimously approved and recommended for shareholder approval for the amendment of the Plan to increase the number of shares authorized for issuance from 1,000,000 shares to 20,000,000 shares. The requisite vote of our shareholders was obtained on November 15, 2006.  The Company may grant incentive (“ISOs”) and non-statutory (“Non-ISOs”) options to employees, non-employee members of the Board of Directors and consultants and other independent advisors who provide services to us. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 20,000,000 shares. As of December 31, 2011, 950,000 options were outstanding under the 1998 plan. As previously discussed in Note 8, there were 14,340,000 shares of common stock issued to certain employees in 2011 following the cancellation of 17,925,000 stock options, which were granted to these employees under the 1998 plan. These options had an intrinsic value of $0 on the date the options were cancelled. No additional expense was recognized as a result of this transaction since there was no incremental value in the options. Awards under this plan were made by the Board of Directors or a committee of the Board.

Under the 1998 Plan, options are granted at the market price of the stock on the day of the grant. Options granted to persons owning more than 10% or more of the outstanding voting stocks are granted at 110% of the fair market price on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

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

As previously discussed in Note 8, on January 3, 2011, the Company granted an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. This grant was previously approved by the Board of Directors on September 13, 2010. The restricted stock awards are subject to the following vesting provisions: 25% of each award shall be vested on the grant date and the balance of such awards will vest in equal installments of 25% on each of the subsequent three anniversary dates of date of grant. Accordingly, an aggregate of 1,783,750 shares were issued on December 31, 2010 and vested on the grant date. Of the total restricted shares granted, each of the Company’s Chief Executive Officer and Chief Financial Officer were granted an aggregate of 2,000,000 restricted shares. During 2011, there were 125,000 additional shares of stock which was vested and issued to an employee as part of a separation agreement. There were also 820,000 shares that were forfeited during 2011. As of December 31, 2011, there are 4,406,250 shares non-vested. As of December 31, 2011, there was $103,710 of unrecognized compensation cost related to non-vested common stock awards, which is expected to be recognized over a weighted-average amortization period of three years. The weighted-average grant date fair value was equal to $0.035 per share.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 17 - Stock Options (continued)

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The Company estimates the fair value of employee common stock awards by using the fair value of the common stock on the date of grant.  The fair value of employee stock options and common stock awards are being amortized on a straight-line basis over the requisite service periods of the respective awards. There were no stock options granted during the years ended December 31, 2011 and 2010.

As of December 31, 2011, there were 7,537,500 options outstanding under the 2009 plan and a total of 8,487,500 options outstanding under both of the Company’s plans.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 17 - Stock Options (continued)

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	27,637,500	$0.19	$-

Granted	-	-
Exercised	-	-
Forfeited or expired	(575,000)	$0.10

Outstanding at December 31, 2010	27,062,500	$0.19	$-

Granted	-	-
Exercised	-	-
Forfeited or expired	(18,575,000)	$0.21

Outstanding at December 31, 2011	8,487,500	$0.12	$-

A summary of the non-vested stock option activity is as follows:

Non-vested shares	Shares	Weighted- Average Grant Date Fair Value

Non-vested at December 31, 2009	13,150,000	$0.16

Granted	-	-
Vested	(8,512,500)	$0.16
Forfeited	(372,917)	$0.10

Non-vested at December 31, 2010	4,264,583	$0.22

Granted	-	-
Vested	(3,412,500)	$0.25
Forfeited	(50,001)	$0.13

Non-vested at December 31, 2011	802,082	$0.10

At December 31, 2011 and 2010, options to purchase 7,685,418 and 22,797,917 shares of common stock were exercisable and had an intrinsic value of $0. The weighted-average exercise price of exercisable options was $0.12 and $0.18 at December 31, 2011 and 2010, respectively. The weighted-average remaining contractual term of exercisable options is approximately two years.

As of December 31, 2011 and 2010, there was $48,704 and $469,156, respectively of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average amortization period of one year. The weighted-average remaining contractual term of outstanding options is approximately two years.

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 18 - Stock Purchase Warrants

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2011 and 2010 were valued using the following assumptions:

	2011	2010
Volatility	146.31% - 154.45%	154.88%
Dividend Yield	0%	0%
Expected term of warrants (in Years)	1.7-5.0	4.0
Risk-free interest rate	0.28% - 0.96%	2.38%

In January 2010, the Company granted 100,000 warrants to an Advisory Board member in a private transaction in consideration of services rendered. These warrants are exercisable for a period of four years with an exercise price of $.06. The stock based compensation expense related to these warrants is approximately $6,000 for the year ended December 31, 2010.

The Company granted 92,857 warrants to a selling agent in the 2009 August Offering, exercisable for a period of five years at a price of $0.07 per share, and, as previously discussed, an additional 2,666,666 warrants to its placement agent in connection with the May Offering, exercisable for a period of two years at a price of $0.10 per share.  Also, there were 26,666,667 warrants granted to investors in connection with the May Offering, exercisable for a period of two years at a price of $0.10 per share.

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

In August 2011, the Company granted warrants to purchase 15,000,000 shares of common stock to its celebrity business and marketing consultant, Russell Simmons, in additional consideration for his services. Of these warrants, warrants to purchase 5,000,000 shares of common stock have an exercise price of $0.05 per share and are exercisable for a period 21 months and warrants to purchase 10,000,000 shares of common stock have an exercise price of $0.075 per share and are exercisable for a period 21 months. The stock based compensation expense related to these warrants was approximately $600,000 of marketing and advertising expense during the year ended December 31, 2011.

As previously discussed, Mr. William Apfelbaum received Class A Warrants to purchase 16,666,667 shares of common stock which are exercisable at $0.05 per share for a period of 36 months, in connection with his stock purchase agreement. In addition, a selling agent received 1,666,667 warrants that are exercisable for a period of ten years at an exercise price of $.05 per share.

As previously discussed, as of November 15, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $250,000 and a Series A Warrant to purchase 8,333,333 shares of Common Stock in an initial closing of the Unit Offering. Also, as of November 30, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which the Company sold and issued to the investor a Convertible Note in the aggregate principal amount of $50,000 and a Series A Warrant to purchase 1,666,667 shares of Common Stock in the second closing of the Unit Offering. The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants (see Note 12 for further discussion and valuation assumptions). Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion rate of such Convertible Note. We also agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Note purchased by such purchaser, at the initial conversion price of the Convertible Note, or 1,000,000 shares, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”) in connection with these financings. These warrants were valued at $23,124, which were recorded as deferred financing costs and amortized over the term of the convertible notes (see Note 11).

The following table summarizes stock warrant activity:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	24,152,765	$0.11

Granted	29,526,190	$0.10
Exercised	-
Forfeited	(663,125)	$0.23

Outstanding at December 31, 2010	53,015,830	$0.10

Granted	64,333,334	$0.05
Exercised	-
Forfeited	(325,000)	$0.23

Outstanding at December 31, 2011	117,024,164	$0.07

SKINNY NUTRITIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 19 - Commitments

On January 9, 2009, the Company entered into an agreement with Hallinan Capital Corp to sublease approximately 1,978 square feet of office space located at Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004.  The premises serves as the Company’s corporate headquarters.  The sublease agreement was amended on December 23, 2010 extending the expiration date through June 2012 provided that either party gives six months notice of its intention to terminate the lease to the other party.  In the event that neither party provides such notice, the sublease will continue on a month to month basis, with either party having the right to terminate at any time upon the provision of six months written notice. The sublease will be terminating without regard to such notice provisions due to the expiration of the lease under which premises have been sublet to the Company on June 30, 2012.

The Company also has various equipment leases which are classified as operating leases.

Total rent expense for all operating leases for the years ended December 31, 2011 and 2010, was approximately $143,000 and $132,000, respectively.

Approximate future minimum lease payments under the noncancellable operating leases with initial or remaining terms of one year or more is as follows:

2012	$67,000
2013	15,000
2014	12,000
2015	6,000

Total	$100,000

Note 20 - contingencies

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

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  In addition, in May 2011, the Company and the seller agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011. The Company is currently in arrears on this revised payment obligation to Peace Mountain for purchase of the trademarks as there remains approximately $103,000 due to them, which include interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Similarly, on March 27, 2012, the Company received two additional demand letters from other putative plaintiffs threatening the institution of litigation against the Company in which the potential plaintiffs have alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. As relief, the putative plaintiffs intend to seek, among other things, injunctive relief and damages.

Management is unable to determine at the time whether these claims will have a material adverse impact on our financial condition, results of operations or cash flow.

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

Note 21 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On January 9, 2012, the Company issued 1,468,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. Of the total restricted shares issued, each of the Company’s Chief Executive Officer and Chief Financial Officer were issued an aggregate of 500,000 restricted shares.

On January 9, 2012, the Company’s Board of Directors approved the accelerated vesting of an aggregate of 3,575,000 options previously granted by the Company under its 2009 Equity Incentive Compensation Plan, including an aggregate of 1,500,000 options held by each of the Company’s Chief Executive Officer and Chief Financial Officer. In addition, on such date the Company’s Board of Directors further approved the issuance of a total of 2,860,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer, subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. The total number of options covered by this arrangement is 3,575,000 employee stock options which were previously granted by the Company under its 2009 Equity Incentive Compensation Plan. Upon consummation of this arrangement, each of the Company’s Chief Executive Officer and its Chief Financial Officer would receive 1,200,000 restricted shares of common stock in consideration of the surrender of 1,500,000 options.

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”).

The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC474492) on January 23, 2012. The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $4 million (the “Calculation Period”). Pursuant to the Order, Ironridge will retain 2,000,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus $125,523 and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every ten million shares of the Company’s Common Stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 80% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an “Additional Issuance”), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

However, the Order provides that under no circumstances shall the Company issue to Ironridge a number of shares of Common Stock in connection with the settlement of claims which, when aggregated with all shares of Common Stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of Common Stock of the Company then issued and outstanding. Pursuant to the adjustment mechanism in the stipulation, on April 9, 2012, the Company received a request from Ironridge to issue an additional 35,000,000 shares of common stock.

The Company entered into an exclusive Product Manufacturing and Distribution Agreement (the “Agreement”) with CliffStar, LLC (the “Manufacturer”), a subsidiary of Cott Corporation, on February 14, 2012, which is effective as of January 31, 2012.

Subject to the terms and conditions of the Agreement, Skinny granted Manufacturer an exclusive, non-transferable, limited right and license to use the Skinny Water trademark, including the right to sub-license, solely upon and in connection with the development, production, processing, packaging, storage, distribution, and sale of the Company’s Skinny Water products and other products which it may develop in the future. The territory covered by the Agreement is the United States and Canada. The Agreement also provides that in the event that Skinny desires to distribute products outside of the territory, Manufacturer shall have a right of first refusal to negotiate in good faith amendments to the Agreement as may be necessary or appropriate for Manufacturer to produce and/or distribute products in such additional locations.

On January 9, 2012, the Company granted 2,000,000 shares of restricted stock to Michael Zuckerman, a non-employee director, in consideration of his performance of services as a director which were issued in February 2012. In addition, on January 9, 2012, the Company granted Mr. Craig Fortin, the Company’s Director of Operations, a restricted stock award of 2,120,000 shares in consideration of his services on behalf of the Company which were issued in February 2012.

On January 9, 2012, the Company’s Board of Directors determined that Robert W. Miller, the Company’s Chief Sales Officer, was a named executive officer of the Company. On December 6, 2011, the Company announced that it had hired Mr. Miller as its Chief Sales Officer. Pursuant to an employment letter agreed upon between the Company and Mr. Miller which provides for a three year term commencing on November 1, 2011, Mr. Miller is entitled to receive: (i) a base salary of $150,000, (ii) an annual bonus based on performance to be set by the Company’s CEO, with bonus levels of 20%, 40% and 50%; (iii) an award of 7,500,000 shares of restricted stock vesting over a three year period, provided that he remains employed by the Company at each such vesting date, with the first tranche vesting on the date approved by the Board; (iv) car allowance of $1,000 per month; and (v) a severance entitlement of 6 months base salary if he is terminated without cause following the first anniversary of the commencement of his employment. There were 2,500,000 shares of common stock issued under this arrangement during February 2012. This employment agreement was subsequently terminated during March 2012.

The Company and Zuckerman Honickman (Z-H) intend to further amend their supply agreement to extend it for an additional one year with an automatic renewal for another three years unless there is a prior written notice of termination and allow Z-H to become a sole supplier to the Company for a new proprietary bottle which the Company expects to release during the later part of 2012.

In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”) (see Note 11). The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. In 2012, Company sold an aggregate principal amount of $405,000 of Convertible Notes and issued a total of 13,500,000 Series A Warrants to the investors. The aggregate principal amount of the Convertible Notes issued is initially convertible into 13,500,000 shares of common stock. In consideration for services rendered as the placement agent in the Unit Offering for the 2012 proceeds, the Company agreed to pay to the placement agent cash commissions equal to $32,400, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Note purchased by such purchaser at the initial conversion rate of such Convertible Note, or 1,350,000 shares of the Company’s common stock, at an exercise price of $0.03 per share (the “Agent Warrant”).

On February 1, 2012, the Company entered into a one-year national partnership with Juvenile Diabetes Research Foundation International (“JDRF”). The Company shall contribute $100,000 to JDRF over a 12-month period. The Company will also provide product samples, coupons and other on-site support for 24 designated JDRF Walk to Cure Diabetes events around the country including Philadelphia, PA; Boston, MA; New York, NY; Washington, DC; Charlotte, NC; Palm Beach, FL; Phoenix, AZ; Las Vegas, NV; Los Angeles, CA and San Francisco, CA. The Company also plans to promote their JDRF support through retail partners including Target, Walgreens, CVS, Harris Teeter, Draeger's and D'Agastino's.

In February 2012, the Company issued 704,225 shares of stock to a brand marketing consulting firm, under an agreement to provide marketing and public relation services. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant shares of common stock and agreed to issue the consultant additional shares of Common Stock in the event that the Company approves additional work by the consultant under the terms of the consulting agreement. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement.

In February 2012, the Company issued 800,000 shares of stock to an investor relations firm, under an agreement to provide investor relations and consulting. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant a maximum of 2,400,000 shares of common stock, with 800,000 shares issuable immediately and an additional 800,000 shares issuable upon the four month and eight month anniversary dates of the engagement agreement, provided that the agreement has not been terminated. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement.

The Company issued an aggregate of 1,363,636 shares of common stock during 2012 to Mr. Bakhshi, pursuant to the consulting agreement between him and the Company.

The Company issued an aggregate of 818,181 shares of common stock during 2012 to Russell Simmons, pursuant to his consulting agreement.

In November 2011, we entered into a consulting agreement whereby we agreed to grant 3,500,000 shares of restricted common stock to a consultant over the term of the contract beginning in January 2012. The Company has issued 1,500,000 shares under this agreement and will issue 500,000 shares per month for the remaining term ending June 30, 2012.

During 2012, the Company issued an aggregate of 1,000,000 shares to an investment bank, as a retainer, to perform financial consulting.

