Form 10-Q
period 2012-03-31
Skinny Nutritional Corp.
filed 2012-05-21
CIK 1176325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 714,413,537 shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2012.

SKINNY NUTRITIONAL CORP.

FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012, and our other reports filed with the Commission.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Forward-looking statements contained herein include, but are not limited to, statements relating to:

—	our future financial results;

—	our future growth and expansion into new markets; and

—	our future advertising and marketing activities.

Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this Report.  As used in this Report, references to the “we,” “us,” “our” refer to Skinny Nutritional Corp. unless the context indicates otherwise.

I.   Part I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
	(unaudited)
Assets
Current Assets
Cash	$-	$-
Accounts receivable, net	854,114	356,870
Inventory, net	72,150	385,314
Prepaid expenses and other current assets	104,273	107,596

Total Current Assets	1,030,537	849,780

Property and Equipment, net	212,513	25,207

Deferred Financing Costs, net	94,624	574,696

Deposits	36,192	46,192

Trademarks	783,101	783,101

Total Assets	$2,156,967	$2,278,976

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$697,822	$535,402
Accounts payable	1,268,790	2,280,444
Accrued expenses	781,667	882,793
Payable to Ironridge Global IV, Ltd.	723,541	-
Convertible notes payable, net of discount of $550,416 and $264,583 at March 31, 2012 and December 31, 2011, respectively	154,584	35,417
Warrant derivative liability	731,299	176,802
Note conversion option liability	271,846	104,518

Total Current Liabilities	4,629,549	4,015,376

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.001 par value, 1,000,000 shares authorized, 1,420 shares issued and outstanding at March 31, 2012 and December 31, 2011	1	1
Common stock, $.001 par value, 1,000,000,000 shares authorized, 664,008,083 shares issued and outstanding at March 31, 2012 and 584,633,291 shares issued and outstanding at December 31, 2011	664,008	584,633
Additional paid-in capital	43,927,986	43,171,911
Accumulated deficit	(47,064,577)	(45,492,945)

Stockholders’ Deficit	(2,472,582)	(1,736,400)

Total Liabilities and Stockholders’ Deficit	$2,156,967	$2,278,976

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Revenue, Net	$1,326,228	$1,611,515

Cost of Goods Sold	909,630	1,060,358

Gross Profit	416,598	551,157

Operating Expenses
Marketing and advertising	561,148	613,331
General and administrative	1,334,247	752,417

Total Operating Expenses	1,895,395	1,365,748

Loss from Operations	(1,478,797)	(814,591)

Other Income (Expense)
Interest expense	(715,259)	(79,464)
Change in fair value of warrant derivative liability	615,026	-
Change in fair value of note conversion option liability	7,398	-
Other income	-	25,000

Total Other Expense	(92,835)	(54,464)

Net Loss	$(1,571,632)	$(869,055)

Weighted average common shares outstanding, basic and diluted	638,554,910	368,062,310

Net loss per share attributable to common stockholders, basic and diluted	$(.00)	$(.00)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	1,420	$1	584,633,291	$584,633	$43,171,911	$(45,492,945)	$(1,736,400)

Options – stock based compensation expense					48,704		48,704

Issuance of common stock in exchange for services			14,274,792	14,275	385,769		400,044

Issuance of common stock for retirement of accounts payable			65,100,000	65,100	1,236,900		1,302,000

Warrants – derivative liability reclassification					(915,298)		(915,298)

Net loss for the three months ended March 31, 2012						(1,571,632)	(1,571,632)

Balance, March 31, 2012	1,420	$1	664,008,083	$664,008	$43,927,986	$(47,064,577)	$(2,472,582)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,571,632)	$(869,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	31,109	(46,329)
Depreciation	2,694	1,796
Options – stock based compensation expense	48,704	145,741
Common stock issued for services	400,044	238,660
Loss on common stock issued for retirement of accounts payable	46,768	-
Amortization of deferred financing costs	538,337	-
Amortization of debt discount	119,167	-
Change in fair value of warrant derivative liability	(615,026)	-
Change in fair value of note conversion option liability	(7,398)	-
Changes in operating assets and liabilities:
Accounts receivable	(528,353)	(304,329)
Inventory	313,164	68,428
Prepaid expenses and other current assets	3,323	(11,445)
Deposits	10,000	-
Accounts payable	243,578	(232,763)
Accrued expenses	(101,126)	(65,230)
Payable to Ironridge Global IV, Ltd.	723,541	-

Total Adjustments	1,228,526	(205,471)
Net Cash Used In Operating Activities	(343,106)	(1,074,526)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(190,000)	-

Cash Flows from Financing Activities:
Advances on purchase of common stock	-	592,500
Proceeds from revolving line of credit, net	162,420	32,026
Proceeds from convertible notes payable	405,000	-
Common stock issued, net of offering costs	-	450,000
Deferred financing costs	(34,314)	-

Net Cash Provided by Financing Activities	533,106	1,074,526

Net Change in Cash	-	-

Cash – Beginning	-	-

Cash – Ending	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$57,755	$79,464

NON-CASH OPERATING ACTIVTIES

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”). The value of these shares was $1,302,000, valued on the date of grant of the Order, and the Company realized a loss on this issuance of common stock of approximately $47,000 (see Note 10). Because the Ironridge agreement is to be settled into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of the other non-employee instruments, such as warrants. As a result of this the Company reclassified these instruments from equity to a liability based on their fair values on January 23, 2012. The reclassification resulted in the Company recognizing a liability of $915,298 and recorded a decrease in additional paid in capital for the same amount.

NON-CASH FINANCING ACTIVTIES

During the year ended December 31, 2010, the Company recorded an advances on purchase of common stock of $442,750, which represented proceeds received for unissued stock. The Company has issued this related stock during the three months ended March 31, 2011.

In connection with the November 2011 private placement, the value assigned to the warrants of $170,190 and $60,084 and the conversion option of $176,754 and $62,617 (see Note 8), for the convertible notes issued on March 1, 2012 and January 26, 2012, respectively, are recorded as a debt discount to the convertible notes payable to the extent of the proceeds available for allocation under the residual method. The value of these instruments that exceeded total proceeds was $64,645, which is recorded as a charge to earnings on the commitment date (see Note 7).

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 1,350,000 shares, of the Company’s common stock at an exercise price of $0.03 per share for the 2012 closing. These warrants were valued at $23,951 (see Note 8). The value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the terms of the convertible notes.

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

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared pursuant to the Instruction to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our interim financial position, results of operations and cash flows.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year ended December 31, 2011 condensed balance sheet was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash and the issuance of common stock for services to implement our plan of operations. The Company has an immediate need for cash to fund working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company has no current firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of March 31, 2012, the Company had a working capital deficiency of $3,599,012, an accumulated deficit of $47,064,577, stockholders’ deficit of $2,472,582 and no cash on hand. The Company had net losses of $1,571,632 for the three months ended March 31, 2012 and $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively. Additionally, the Company is currently in arrears under its obligation for the purchase of trademarks. The seller of the trademarks may have the right to exercise legal remedies against the Company’s assets, which includes the trademarks. As of May 14, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $644,828, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During the first quarter of fiscal 2012, the Company raised an additional $405,000, less offering costs of approximately $34,000, from the sale of securities to accredited investors in a private placement. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first three months of 2012, the Company has issued 14,274,792 shares of common stock in lieu of approximately $400,000 in services. During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that its existing line of credit and the proceeds received from our recent private placement will only be sufficient to fund our anticipated levels of operations for a limited period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, there can be no guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 -    INVENTORY

The components of inventory are as follows:

	March 31, 2012	December 31, 2011

Raw Materials	$72,150	$186,605
Finished Goods	-	220,709
	72,150	407,314
Reserve for slow moving and obsolescence	-	(22,000)
Total	$72,150	$385,314

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 5 -  RELATED PARTY TRANSACTIONS

On January 9, 2012, the Company issued 1,468,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. The issuance of these shares followed the 25% vesting that occurred on January 3, 2011 for those still employed by the Company that were included in this grant. The value of these shares was approximately $51,000. Of the total restricted shares issued, each of the Company’s Chief Executive Officer and Chief Financial Officer were issued an aggregate of 500,000 restricted shares.

On January 9, 2012, the Company’s Board of Directors approved the accelerated vesting of an aggregate of 3,575,000 options previously granted by the Company under its 2009 Equity Incentive Compensation Plan, including an aggregate of 1,500,000 options held by each of the Company’s Chief Executive Officer and Chief Financial Officer. In addition, on such date the Company’s Board of Directors further approved the issuance of a total of 2,860,000 restricted shares of common stock to certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer, subject to the execution by the Company and the covered employees of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock. Upon consummation of this arrangement, each of the Company’s Chief Executive Officer and its Chief Financial Officer would receive 1,200,000 restricted shares of common stock in consideration of the surrender of 1,500,000 options. As a result of the modification of the terms, the awards were granted on February 2, 2012 and the unamortized expense was accelerated. No additional expense was recognized as a result of this transaction since there was no incremental value in the options. The consummation of this transaction was completed upon the cancellation of the stock options on April 17, 2012 and the common stock was subsequently issued.

On January 9, 2012, the Company granted 2,000,000 shares of restricted stock to Michael Zuckerman, a non-employee director, in consideration of his performance of services as a director which were issued in February 2012. The value of these shares was approximately $42,000 and included in general and administrative expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. In addition, on January 9, 2012, the Company granted Mr. Craig Fortin, the Company’s Director of Operations, a restricted stock award of 2,120,000 shares issued in February 2012, in consideration of his services on behalf of the Company which were valued at approximately $45,000 and included in general and administrative expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors.

On January 9, 2012, the Company’s Board of Directors determined that Robert W. Miller, the Company’s Chief Sales Officer, was a named executive officer of the Company. On December 6, 2011, the Company announced that it had hired Mr. Miller as its Chief Sales Officer. Pursuant to an employment letter agreed upon between the Company and Mr. Miller which provides for a three year term commencing on November 1, 2011, Mr. Miller is entitled to receive: (i) a base salary of $150,000, (ii) an annual bonus based on performance to be set by the Company’s CEO, with bonus levels of 20%, 40% and 50% of base salary; (iii) an award of 7,500,000 shares of restricted stock vesting over a three year period, provided that he remains employed by the Company at each such vesting date, with the first tranche vesting on the date approved by the Board; (iv) car allowance of $1,000 per month; and (v) a severance entitlement of 6 months base salary if he is terminated without cause following the first anniversary of the commencement of his employment. There were 2,500,000 shares of common stock issued under this arrangement during February 2012. The value of these shares was $52,500 and included in marketing expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This employment agreement was subsequently terminated during March 2012.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. The parties intend to further amend the agreement to extend the agreement until February 14, 2016 with an automatic renewal for another three years unless there is prior written notice of termination and provide for the development of a proprietary bottle. The Company has purchased under this agreement approximately $385,000, inclusive of proprietary bottle and mold costs, for the quarter ended March 31, 2012. As of March 31, 2012, there was approximately $146,000 due to Z-H. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Our board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, and determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount was recorded as deferred financing costs and was amortized over the current length of term of the factoring arrangement through March 31, 2012, which was one year. The Company has recognized approximately $515,000 of amortization expense during the three months ended March 31, 2012, which is recorded as interest expense in the condensed Statements of Operations.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 6 – CREDIT ARRANGEMENTS

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through April 1, 2013 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of March 31, 2012, the Company had $697,822 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Chief Financial Officer and Chief Executive Officer agreed to personally guarantee the obligations to UCF (as further discussed in Note 5). The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In November 2011, the Company commenced a private offering (the “Unit Offering”) pursuant to which it is offering an aggregate amount of $2,500,000 of units of the Company’s securities (the “Units”) on a “best efforts” basis. Each Unit consists of one (1) Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The offering period expired on March 1, 2012 and the Company accepted a total of $705,000 in this placement during 2011 and 2012.

On January 26, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $100,000 and Series A Warrants to purchase 3,333,333 shares of Common Stock in the third closing of the Unit Offering. The aggregate principal amount of the Convertible Note issued in the third closing is initially convertible into 3,333,333 shares of common stock.

On March 1, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $305,000 and Series A Warrants to purchase 10,166,667 shares of Common Stock in the fourth closing of the Unit Offering. The aggregate principal amount of the Convertible Note issued in the fourth closing is initially convertible into 10,166,667 shares of common stock.

The Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within a six month period, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Note agreement, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The Convertible Notes shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. Upon any redemption on or before the six month anniversary of the original issue date of the Convertible Notes, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Convertible Notes bear interest at the rate of 10% per annum, which is payable semi-annually on April 30 and October 30 of each year while the Convertible Notes are outstanding. Interest is payable in cash or at the discretion of the Company, in shares of Common Stock, in accordance with the terms of the Convertible Notes. As of the date of this Report, the Company has not made the initial interest payment due under the Convertible Notes. However, no default has been declared as of the date of this Quarterly Report and the Company expects to be able to cure the non-payment.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants (see Note 8). Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion rate of such Convertible Note.

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to issue to the placement agent cash commissions equal to $56,400, of which $32,400 was incurred in 2012, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion rate of such Convertible Note, or 2,350,000 shares of which 1,350,000 shares were earned in 2012, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”). These warrants were valued at $47,075, of which $23,951 pertained to the 2012 closings (see Note 8). The Company also incurred $22,440, of which $1,914 was incurred in 2012, of legal fees pertaining to these closings. The commissions, legal fees and value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the term of the convertible notes. Amortization expense was $23,300 during the three months ended March 31, 2012, which is included in interest expense in the Condensed Statements of Operations.

During 2012, The value assigned to the warrants of $170,190 and $60,084 and the conversion options of $176,754 and $62,617 (see Note 8), for the convertible notes issued on March 1, 2012 and January 26, 2012, respectively, are recorded as a debt discount to the convertible notes payable to the extent of the proceeds available for allocation under the residual method. The value of these instruments that exceeded total proceeds was $64,645, which is recorded as a charge to earnings on the commitment date. These debt discounts are being amortized to interest expense over the term of the convertible notes. The carrying value of all outstanding convertible notes are summarized as follows as of March 31, 2012:

		Debt discount			Carrying
Due Date	Face Value	Initial Value	Accumulated Amortization	Discount	Value

November 1, 2012	$250,000	$250,000	$(93,750)	$156,250	$93,750
November 30, 2012	50,000	50,000	(16,667)	33,333	16,667
January 26, 2013	100,000	100,000	(18,750)	81,250	18,750
March 1, 2013	305,000	305,000	(25,417)	279,583	25,417
	$705,000	$705,000	$(154,584)	$550,416	$154,584

NOTE 8 – DERIVATIVE LIABILITIES

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants and conversion options issued with the Company’s November 2011 private placement (see Note 7), do not have fixed settlement provisions because their exercise and conversion prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant and debt holders from the potential dilution associated with future financings.

The Company reassesses contracts that could result in derivative instruments at each balance sheet date. Because the Ironridge agreement (see Note 10) is to be settled into an indeterminate number of shares the Company might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments, such as warrants. As a result of this the Company reclassified these instruments from equity to a liability based on their fair values on January 23, 2012. The reclassification resulted in the Company recognizing a liability of $915,298 and recorded a decrease in additional paid in capital for the same amount.

Accordingly, the warrant and conversion option obligations are initially recorded at fair value and are adjusted to fair value at the end of each reporting period with the change in value reported in the Condensed Statements of Operations. Such fair values were estimated using the Black-Scholes valuation model. The Company determined the common stock warrants and conversion options issued with the Company’s November 2011 private placement include an implied down-side protection feature, and performed a lattice model simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants and conversion options. The Company will continue to adjust the warrant and conversion option liability for changes in fair value until the earlier of the exercise or conversion, or when there are a determinante amount of shares, at which time the liability will be reclassified to equity.

The warrant derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Warrant Derivative Liability
	January 23, 2012	January 26, 2012	March 1, 2012	March 31, 2012
Expected Term	1.37 yrs	5.0 yrs	5.0 yrs	1.24-4.92 yrs
Risk-free interest rate	0.26%	0.77%	0.89%	0.33%-1.04%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	163.10%	145.20%	143.73%	142.54-158.27%
Warrants outstanding	105,426,464	3,666,666	11,183,334	130,276,464
Fair value of warrants	$915,298	$66,323	$187,902	$731,299

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

The fair value of the warrant derivative liability decreased to $731,299 at March 31, 2012. Accordingly, the Company decreased the warrant derivative liability by $615,026 to reflect the change in fair value at March 31, 2012. These amounts are included as a change in the fair value of warrant derivative liability in the accompanying Condensed Statements of Operations for the quarter ended March 31, 2012. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended March 31, 2012
Balance, December 31, 2011	$176,802
January 26 and March 1 warrant issuances - investors	230,274
January 26 and March 1 warrant issuances - selling agent	23,951
Reclassification of warrants from equity	915,298
Unrealized gain relating to changes in fair value	(615,026)
Balance, March 31, 2012	$731,299

The note conversion option liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Note Conversion Option Liability
	January 26, 2012	March 1, 2012	March 31, 2012
Expected Term	0.65 yrs	0.54 yrs	0.46 yrs
Risk-free interest rate	0.08%	0.13%	0.15%
Dividend yield	0.00%	0.00%	0.00%
Volatility	143.57%	98.62%	141.99%
Conversion options outstanding	3,333,333	10,166,667	23,500,000
Fair value of conversion options	$62,617	$176,754	$271,846

The fair value of the conversion option liability decreased to $271,846 at March 31, 2012. Accordingly, the Company decreased the conversion option liability by $72,043 to reflect the change in fair value at March 31, 2012. These amounts are included as a change in the fair value of note conversion option liability in the accompanying Condensed Statements of Operations for the quarter ended March 31, 2012. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended March 31, 2012
Balance, December 31, 2011	$104,518
January 26 and March 1 issuances	239,371
Unrealized gain relating to changes in fair value	(72,043)
Balance, March 31, 2012	$271,846

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740-10. This guidance requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2011, the Company has available unused operating loss carryforwards of approximately $41,371,000 which may be applied against future taxable income and which expire in various years between 2016 and 2031.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

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

The Company has significant net operating losses and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control.  If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers.  Since its formation, the Company has raised capital through the issuance of capital stock which, combined with purchasing shareholders' subsequent disposition of these shares, may have resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

NOTE 10 - STOCKHOLDERS’ EQUITY

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”). The value of these shares was $1,302,000, valued on the date of grant of the Order, and the Company realized a loss on this issuance of common stock of approximately $47,000.

The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC474492) on January 23, 2012. The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $4 million (the “Calculation Period”). Pursuant to the Order, Ironridge will retain 2,000,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus $125,523 and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Company has estimated through March 31, 2012, this settlement transaction with Ironridge would require the ultimate issuance of approximately 116,415,000 shares of common stock. However, as discussed above, the actual number of shares of common stock that will be issued will depend on the average VWAP for the entire Calculation Period. As of March 31, 2012, the Company has issued 65,100,000 shares of common stock and has recorded the remaining estimated liability to Ironridge on the condensed balance sheet in the amount of $723,541.

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

However, the Order provides that under no circumstances shall the Company issue to Ironridge a number of shares of Common Stock in connection with the settlement of claims which, when aggregated with all shares of Common Stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of Common Stock of the Company then issued and outstanding. In April 2012 the Company issued Ironridge an additional 46,000,000 shares of common stock pursuant to the adjustment mechanism included in the order. During May 2012, the Company and Ironridge came to a disagreement with respect to the amount of additional shares, if any, that the Company may be required to issue under the adjustment mechanism of the Order. The parties have been in discussions in an effort to resolve this matter but no assurances can be given as to the whether the parties will achieve a mutually agreeable resolution.

In February 2012, the Company issued 704,225 shares of stock to a brand marketing consulting firm, under an agreement to provide marketing and public relation services. The value of these shares was $25,000 and is included in marketing expense which was valued based upon the fair market value of the common stock on the date of the agreement. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant shares of common stock and agreed to issue the consultant additional shares of Common Stock in the event that the Company approves additional work by the consultant under the terms of the consulting agreement. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

In February 2012, the Company issued 800,000 shares of stock, valued at approximately $21,000 and is included in general and administrative expense, to an investor relations firm, under an agreement to provide investor relations and consulting. The shares were valued based upon the fair market value of the common stock on the date of the agreement. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant a maximum of 2,400,000 shares of common stock, with 800,000 shares issuable immediately and an additional 800,000 shares issuable upon the four month and eight month anniversary dates of the engagement agreement, provided that the agreement has not been terminated. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement. This arrangement was subsequently terminated in February 2012.

The Company issued an aggregate of 1,363,636 shares of common stock during the quarter ended March 31, 2012 to Mr. Bakhshi, pursuant to the consulting agreement between him and the Company which expired in February 2012. The value of these shares was approximately $48,000 and is included in marketing expense and valued based upon the fair market value of the common stock on the date of the agreement.

The Company issued an aggregate of 818,181 shares of common stock during the quarter ended March 31, 2012 to Russell Simmons, pursuant to the consulting agreement between him and the Company. The value of these shares was approximately $49,000 and is included in marketing expense and valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $16,000 as of March 31, 2012 for earned, but unissued stock, pertaining to this arrangement.

In November 2011, we entered into a consulting agreement whereby we agreed to grant 3,500,000 shares of restricted common stock to a consultant over the term of the contract beginning in January 2012. The Company has issued 1,500,000 shares under this agreement during the quarter ended March 31, 2012 and will issue 500,000 shares per month for the remaining term ending June 30, 2012. The value of these shares was approximately $42,000 and is included in general and administrative expense and valued based upon the fair market value of the common stock on the date of the agreement. In addition, the Company has accrued approximately $42,000 as of March 31, 2012 for earned, but unissued stock, pertaining to arrangements with this consultant.

During the quarter ended March 31, 2012, the Company issued an aggregate of 1,000,000 shares to an investment bank, as a retainer, to perform financial consulting. The value of these shares was approximately $25,000 and is included in general and administrative expense and valued based upon the terms and value defined in the agreement.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 11 - STOCK PURCHASE WARRANTS

As previously discussed, as of January 26, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $100,000 and Series A Warrants to purchase 3,333,333 shares of Common Stock in the third closing of the Unit Offering. Also, as of March 1, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $305,000 and Series A Warrants to purchase 10,166,667 shares of Common Stock in the fourth closing of the Unit Offering. The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants. Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion rate of such Convertible Note. We also agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion price of the Convertible Note, or 1,350,000 shares for the securities sold during 2012, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”) in connection with these financings. The warrants were valued at $23,951, which were recorded as deferred financing costs and amortized over the terms of the convertible notes. See Note 8 for further discussion and valuation assumptions.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2011	117,024,164	$0.07

Granted	14,850,000	$0.05
Exercised	-
Forfeited/Expired	(1,597,700)	$0.44

Outstanding at March 31, 2012	130,276,464	$0.07

NOTE 12 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The carrying amount reported in the condensed balance sheets for cash, accounts receivable, accounts payable, accrued expenses and convertible notes payable approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using
	Total March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities (see Note 8):
Derivative liability - warrants	$731.299	$—	$—	$731,299
Derivative liability - conversion options	$271,846	$—	$—	$271,846

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 13 -  COMMITMENTS AND CONTINGENCIES

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

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al.  The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has had the judgment moved to New Jersey, the state of incorporation of Bev Inc. The Company has also issued a writ of execution to Beverage Incubators, Inc.’s bank, and certain persons affiliated with Bev Inc., seeking to compel the production of relevant financial information.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  In addition, in May 2011, the Company and the seller agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011. The Company is currently in arrears on this revised payment obligation to Peace Mountain for purchase of the trademarks as there remains approximately $105,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only.  The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark.  Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally.  Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

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

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

In March 2012, a claim was commenced against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania under the caption Fort Dearborn Co. v. Skinny Nutritional Corp. The complaint alleges that the Company is liable to the plaintiff for approximately $40,000 arising out of the alleged non-payment by the Company for certain materials allegedly purchased from the plaintiff by the Company. The Company has disputed the sums claimed by the plaintiff and has been engaged in efforts with the plaintiff to resolve this matter. Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”) (see Note 10). The value of these shares was $1,302,000, valued on the date of grant of the Order, and the Company realized a loss on this issuance of common stock of approximately $47,000. During May 2012, the Company and Ironridge came to a disagreement with respect to the amount of additional shares, if any, that the Company may be required to issue under the adjustment mechanism of the Order. The parties have been in discussions in an effort to resolve this matter but no assurances can be given as to the whether the parties will achieve a mutually agreeable resolution.

On February 1, 2012, the Company entered into a one-year national partnership with Juvenile Diabetes Research Foundation International (“JDRF”). The Company shall contribute $100,000 to JDRF over a 12-month period to be paid in equal quarterly installments beginning April 15, 2012. The Company will also provide product samples, coupons and other on-site support for 24 designated JDRF Walk to Cure Diabetes events around the country including Philadelphia, PA; Boston, MA; New York, NY; Washington, DC; Charlotte, NC; Palm Beach, FL; Phoenix, AZ; Las Vegas, NV; Los Angeles, CA and San Francisco, CA. The Company also plans to promote their JDRF support through retail partners including Target, Walgreens, CVS, Harris Teeter, Draeger's and D'Agastino's.

In addition, the Company has been and may in the future be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 14 - CONCENTRATIONS

A significant portion of the Company’s revenue and accounts receivable are to a limited number of customers.  Revenue as a percentage of total net revenue were as follows for significant customers for the three months ended March 31, 2012 and 2011.

Accounts receivable as a total of net accounts receivable were as follows for significant customers at March 31, 2012 and December 31, 2011.

	Revenue – Three Months		Accounts Receivable
	2012	2011	2012	2011

Customer A	23%	Less than 10%	44%	31%

Customer B	15%	17%	13%	Less than 10%

Customer C	12%	Less than 10%	11%	11%

Customer D	Less than 10%	14%	Less than 10%	10%

Customer E	Less than 10%	10%	Less than 10%	Less than 10%

A significant portion of the Company’s purchases and accounts payable and accrued expenses are to a limited number of vendors.  Purchases as a percentage of total net purchases were as follows for significant vendors for the three months ended March 31, 2012 and 2011.

Accounts payable and accrued expenses as a total of net accounts payable and accrued expenses were as follows for significant vendors at March 31, 2012 and December 31, 2011.

	Purchases – Three Months		Accounts Payable
	2012	2011	2012	2011

Vendor A	29%	14%	Less than 10%	Less than 10%

Vendor B	34%	17%	Less than 10%	Less than 10%

Vendor C	Less than 10%	19%	Less than 10%	10%

SKINNY NUTRITIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS-CONTINUED

NOTE 15 -  SUBSEQUENT EVENTS

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock to Ironridge Global IV, Ltd. in settlement of $1,255,232 in accounts payable. Such shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge (see Note 10). The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $4 million (the “Calculation Period”). Pursuant to the Order, for every ten million shares of the Company’s Common Stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 80% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares. Pursuant to the adjustment mechanism specified in the Order, on April 18, 2012, the Company issued 46,000,000 additional shares of common stock to Ironridge. During May 2012, the Company and Ironridge came to a disagreement with respect to the amount of additional shares, if any, that the Company may be required to issue under the adjustment mechanism of the Order. The parties have been in discussions in an effort to resolve this matter but no assurances can be given as to the whether the parties will achieve a mutually agreeable resolution (see Note 13).

The Company issued an aggregate of 545,454 shares of common stock subsequent to March 31, 2012 to Russell Simmons, pursuant to his consulting agreement between him and the Company.

As previously discussed, in November 2011, we entered into a consulting agreement whereby we agreed to grant 3,500,000 shares of restricted common stock to a consultant over the term of the contract beginning in January 2012. The Company has issued 1,000,000 shares under this agreement subsequent to March 31, 2012.

On April 20, 2012, the Company issued 2,860,000 shares of restricted common stock to certain employees relating to the Company’s exchange of an aggregate of 3,575,000 options for 2,860,000 shares of common stock (see Note 5). This transaction was approved by the Board of Directors on January 9, 2012.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjunction with our condensed financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described elsewhere in this Report and listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012, and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

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

Our Current Products

We operate our business in the rapidly evolving beverage industry and are currently focused on developing, distributing and marketing conventional beverages. Through the year ended December 31, 2011 and during the present fiscal year, the Company principally operates through marketing and distributing of the “Skinny Water®” line of waters.

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

We are focused on continuing to expand our distribution of our line of Skinny Waters ®. Skinny Water is currently distributed by 50 distributors across the country, as well as Bahamas and Bermuda.  In March 2011, we also announced that we entered into a trademark license agreement to authorize our licensee to distribute and sell “Skinny”-branded products in the defined territory of Brazil, Argentina and Costa Rica. Under this arrangement we will receive a license fee and royalty per case sold in consideration of our grant of the licenses, subject to minimum case volume sales requirements. We do not expect the licensee to introduce product in the licensed territory until later in 2012.

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage industry. We will sell these products through international retailers, national retailers and local or regional distributors.   Presently, we have been focused on, and will continue to increase existing product lines and further develop our markets. Presently, we have established relationships with national retailers, including Target, SuperValu, Ahold, Harris Teeter, Wegmans, Shop Rite, CVS, select Walgreens and 7-Eleven stores for the retail sale of Skinny Water. Based on current retail authorizations, management believes that the Company's products are available through retail accounts with approximately 14,000 store locations throughout the country. In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers were not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make and the availability of our products through various retailers may fluctuate over time.

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

Acquisition of Trademarks

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain Natural Beverage Corp. to bottle and distribute a conventional beverage called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we agreed to pay Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In May 2011, the Company and Peace Mountain entered into a letter agreement seeking to resolve the remaining payments due. We are currently in arrears on our revised payment term obligation to Peace Mountain on the remaining payments of approximately $105,000 due to them, which includes interest and penalties. Accordingly, the seller may have the right to exercise legal remedies against the Company’s assets, which includes trademarks. In connection with the acquisition of these assets, we and Peace Mountain entered into a Trademark Assignment Agreement and Consulting Agreement, settling a prior dispute between the parties and avoiding pending arbitration proceedings.  Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which was effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company agreed to pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden agreed to provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, in 2009 the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share. The Company has also registered the trademark Skinny Water® in various international markets, including the European Union, Mexico and the Republic of Korea and has registered the trademark Skinny Water Zero™ in the European Union.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark.  The Company plans to develop and market beverages under the “SkinnyTinis” brand name.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Water Sport™ product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Bars and Smoothies. The Company intends to market additional “Skinny” beverages in the future, including Alkaline + Electrolytes pure water planned for the second quarter of 2012.

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

In connection with our marketing campaign, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Chicago, Baltimore, Washington, D.C., Los Angeles and San Francisco markets. Further, the Company designs and prints point of sale material, brands mobile trucks, allocates free samples of Skinny Water and creates consumer trial and interest through in-store promotions and sampling.  We incurred significant expenses in the first quarter fiscal 2012 related to our marketing efforts and we expect to need to incur significant marketing and advertising expenditures during the remainder of fiscal 2012 to market our products. We believe that marketing and advertising are critical to build brand awareness to Skinny Water.

Through our arrangement with Target Corporation we continue to sell Skinny Water through approximately 1,700 stores nationally. Through our account authorizations with retailers, our management believes that Skinny products have been authorized for sale with retail accounts which aggregate approximately 14,000 chain stores and in numerous independent stores around the country. These retailers include convenience stores, supermarkets, drug stores and club stores. As described below, we are also developing a National Direct Store Delivery (DSD) network of distributors in local markets. To date, we have arrangements with approximately 50 DSDs across the United States. Currently we have been authorized to sell Skinny products in Target, SuperValu, Ahold, Harris Teeter, Wegmans, Shop Rite, CVS, select Walgreens and 7-Eleven stores.  We are also seeking to expand our customer base by increasing our sales efforts in the grocery, mass, club and convenience channels.

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

As of January 31, 2012, we entered into an exclusive Product Manufacturing and Distribution Agreement (the “Manufacturing Agreement”) with Cliffstar, LLC, a subsidiary of Cott Corporation (the “Manufacturer”). Subject to the terms and conditions of the Manufacturing Agreement, Skinny granted Manufacturer an exclusive, non-transferable, limited right and license to use the Skinny Water trademark, including the right to sub-license, solely upon and in connection with the development, production, processing, packaging, storage, distribution, and sale of our Skinny Water products and other products which it may develop in the future. The territory covered by the Manufacturing Agreement is the United States and Canada. The Manufacturing Agreement also provides that in the event that Skinny desires to distribute products outside of the territory, Manufacturer shall have a right of first refusal to negotiate in good faith amendments to the Manufacturing Agreement as may be necessary or appropriate for Manufacturer to produce and/or distribute products in such additional locations.

Under the Manufacturing Agreement, Skinny shall be solely responsible for all marketing, promotion, customer relations (except and to the extent specifically provided otherwise in the Manufacturing Agreement) and other activities related to the sale of the products. Further, under the Manufacturing Agreement, the parties intend for Manufacturer to become responsible for sourcing, purchasing, maintaining inventory and otherwise providing all ingredients required for the manufacture of the products following a transition period. However, until such time as Manufacturer is prepared to source directly any or all other ingredients of the products, Manufacturer will continue to obtain certain ingredients from Skinny. Additionally, the parties intend for Manufacturer to become responsible for providing all packaging materials, including but not limited to labels, necessary for the production and shipment of the products following a transition period. Until such time as Manufacturer is prepared to source directly any or all packaging materials for the products, it will obtain such packaging materials from Skinny and Skinny will source the product containers at its sole expense.

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

Results of Operations: Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Net revenues were $1,326,228 for the three months ended March 31, 2012, (net of billbacks of $117,858) as compared to $1,611,515 for the three months ended March 31, 2011 (net of billbacks of $206,847 and slotting fees of $40,271).  This decrease reflects a decrease in product sales as a result of inadequate capital to fund inventory purchases to meet customer demand during the first quarter 2012. In addition, the Company reduced its sale price in 2011 to limit the amount of billbacks to assist in managing cash flow.

Gross profit was $416,598 for the three months ended March 31, 2012 as compared to $551,157 for the three months ended March 31, 2011.  The decrease is due to the overall reductions in revenue while experiencing a decrease in gross profit percentage, (2.8%), due to increased costs in bottling, raw material costs and freight, which the Company believes will be remediated through our manufacturing agreement with Cott Corporation.

Marketing and advertising was $561,148 for the three months ended March 31, 2012 as compared to $613,331 for the three months ended March 31, 2011, reflecting the Company’s efforts to limit spending is this area of the business due to inadequate capital to fund promotional initiatives. The Company had decreases in advertising, sampling and marketing consulting fees for the three months ended March 31, 2012 as compared to the same period in 2011. This overall marketing expense includes non-cash expenses of $174,318 for marketing consultants and employee stock incentives in 2012 as compared to $87,500 in 2011 for marketing consultants in addition to expenses consisting of in-store advertising and sampling events, regional sales staff and sampling teams for each of our territories.

General and administrative expense was $1,334,247 for the three months ended March 31, 2012 as compared to $752,417 for the three months ended March 31, 2011, reflecting significant expenses recognized pertaining to the Ironridge transaction which includes an accrual for the estimate of the remaining liability equal to $723,541, as of March 31, 2012, along with an increase in non-cash expenses of $355,001, related to the loss on the initial shares issued to Ironridge, allowance for returns and doubtful accounts, depreciation, stock options and stock for services in 2012 as compared to $252,368 in 2011 for the allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services. Countering this increase, there was a decrease in expenses for payroll costs, professional fees and cost of insurance. The Company will issue shares of common stock to certain consultants and the value of this compensation is dependent on the stock price at the time of the agreements are consummated.

Operating expenses were $1,895,395 for the three months ended March 31, 2012 as compared to $1,365,748 for the three months ended March 31, 2011.  There was significant expense pertaining to the Ironridge transaction and an increase in non-cash expenses of $529,319 for the first quarter of fiscal 2012 as compared to $339,868 in the 2011 period for the allowance for returns and doubtful accounts, depreciation, employee options, loss on retirement of accounts payable (Ironridge), in addition to stock issued for services. This was countered by a decrease in costs associated with marketing expenses related to more cost-effectively expanding the market for Skinny Water products, as described above.

Interest expense was $715,259 for the three months ended March 31, 2012 as compared to $79,464 for the three months ended March 31, 2011, reflecting the increased borrowings to manage our increased inventory and receivables along with the overall financing of the operations during the first quarter 2012, and non-cash expense of $657,504 for the amortization of deferred financing costs relating to the guarantee of our factoring agreement by certain officers of the Company and costs incurred to obtain the convertible debt financing. This amount also includes amortization expense relating to the debt discount on the convertible notes.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the three months ended March 31, 2012 and 2011.  Because of the Company’s recurring and expected continuing losses, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $1,478,797, for the three months ended March 31, 2012, inclusive of non-cash expenses of $529,319 as compared to a loss of $814,591, inclusive of non-cash expenses of $339,868 for the three months ended March 31, 2011.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements to generate cash and the issuance of common stock for services to implement our plan of operations. The Company has an immediate need for cash to fund working capital requirements and business model objectives and the Company intends to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. The Company has no firm current agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any proposed financings.

As of March 31, 2012, the Company had a working capital deficiency of $3,599,012, an accumulated deficit of $47,064,577, stockholders’ deficit of $2,472,582 and no cash on hand. The Company had net losses of $1,571,632 for the three months ended March 31, 2012 and $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively. Additionally, the Company is currently in arrears under its obligation for the purchase of trademarks. Accordingly, the seller of the trademarks may have the right to exercise legal remedies against the Company’s assets, which includes the trademarks. As of May 14, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $644,828, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During the first quarter of fiscal 2012, the Company raised an additional $405,000, less offering costs of approximately $34,000, from the sale of securities to accredited investors in a private placement. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first three months of 2012, the Company has issued 14,274,792 shares of common stock in lieu of approximately $400,000 in services. During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that our existing line of credit and the proceeds received from our recent private placement will only be sufficient to fund our anticipated levels of operations for a limited period of less than twelve months and that without raising additional capital, the Company will be limited in its projected growth. Our projected growth will also depend on our ability to execute on our current operating plan and to manage our costs in light of developing economic conditions and the performance of our business. Accordingly, generating sales in that time period is important to support our business. However, there can be no guarantee that the Company will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

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

Cash Flow

At March 31, 2012 and 2011, the Company had no cash on hand.  The Company utilizes its line of credit to manage its borrowing through cash collections at its factor, United Capital Funding. In addition, the Company has raised an additional $370,686, net of offering costs, through private sales of convertible notes payable to assist in satisfying its working capital requirements and to sustain operations during the three months ended March 31, 2012.

Operating Activities

Net cash used in operating activities totaled $343,106 for the three months ended March 31, 2012 as compared to $1,074,526 for the three months ended March 31, 2011. This is primarily attributable to a net loss of $1,571,632, increase in sales towards the end of the reporting period as compared to at March 31, 2011 which resulted in an increase in the accounts receivable balance by $528,353. In addition, the Company incurred a significant gain on the change in the fair value of the derivative liabilities of $622,424. This was offset by non-cash expense of $1,186,823 for the allowance for returns and doubtful accounts, depreciation, employee options, amortization of deferred financing costs and debt discount, loss on retirement of accounts payable and stock issued for services.

Investing Activities

At March 31, 2012, the Company purchased equipment to assist in the manufacturing of its proprietary bottle for $190,000 as compared to $0 for the same period in 2011.

Financing Activities

Net cash provided by financing activities totaled $533,106 for the three months ended March 31, 2012 and $1,074,526 for the prior year period. Cash provided by financing activities was primarily from the sale of our debt securities in our private placement entered into during the three months ended March 31, 2012, in addition to borrowings on our United Capital Funding line of credit.

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

We currently have no firm current agreements with any third-parties for additional transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings. Further, we cannot be assured that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our independent auditors’ have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2011, as filed with the SEC on April 16, 2012, citing recurring losses and negative cash flows from operations. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

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

In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The offering period expired on March 1, 2012 and the Company received total gross proceeds of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. The Company sold an aggregate principal amount of $705,000 of Convertible Notes and issued a total of approximately 23,500,000 Series A Warrants to the investors. The Convertible Notes bear interest at the rate of 10% per annum, which is payable semi-annually on April 30 and October 30 of each year while the Convertible Notes are outstanding. Interest is payable in cash or at the discretion of the Company, in shares of Common Stock, in accordance with the terms of the Convertible Notes. As of the date of this Report, the Company has not made the initial interest payment due under the Convertible Notes. However, no default has been declared as of the date of this Quarterly Report and the Company expects to be able to cure the non-payment. See Note 7 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Other Transactions Impacting our Capital Resources

As of March 31, 2012, the Company had $697,822 outstanding through the factoring arrangement with United Capital Funding, and as of May 14, 2012, the Company had borrowed $644,828, representing 85% of the eligible outstanding accounts receivable on those dates, of its available $2,000,000 line. For further information regarding this issuance, see Note 6 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock to Ironridge Global IV, Ltd. in settlement of $1,255,232 in accounts payable. Such shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC474492) on January 23, 2012. The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $4 million (the “Calculation Period”). Pursuant to the Order, Ironridge will retain 2,000,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus $125,523 and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Company has estimated through March 31, 2012, this settlement transaction with Ironridge would require the ultimate issuance of approximately 116,415,000 shares of common stock. However, as discussed above, the actual number of shares of common stock that will be issued will depend on the average VWAP for the entire Calculation Period. As of March 31, 2012, the Company has issued 65,100,000 shares of common stock and has recorded the remaining estimated liability to Ironridge on the condensed balance sheet in the amount of $723,541. Pursuant to the Order, for every ten million shares of the Company’s Common Stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 80% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an “Additional Issuance”), subject to the limitation in the Order. In April, 2012 the Company issued Ironridge an additional 46,000,000 shares of common stock pursuant to the adjustment mechanism included in the order. During May 2012, the Company and Ironridge came to a disagreement with respect to the amount of additional shares, if any, that the Company may be required to issue under the adjustment mechanism of the Order. The parties have been in discussions in an effort to resolve this matter but no assurances can be given as to the whether the parties will achieve a mutually agreeable resolution. For further information regarding this issuance, see Note 10, 13 and 15 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2012, the Company issued an aggregate of 6,186,042 shares of common stock to various consultants for the provision of consulting services provided by them. For further information regarding this issuance, see Note 10 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.

In its Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified material weaknesses in its internal control over financial reporting substantially similar to the weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012. Over the course of fiscal 2010 and 2011, the Company intended to take substantial measures, by hiring additional staff and utilizing outside consultants, to remediate these material weaknesses. However, the Company has been unable to implement remediation plans due to its liquidity issues. During 2012, the Company began to further implement these measures by hiring additional accounting personnel. The Company will undertake additional remedial measures as described below.

Due to the identification of material weaknesses in its internal control over financial reporting related to the Company’s accounting for material equity and debt transactions, the Company intends to engage additional outside consultants to assist management in further enhancing its ability to identify and report on issues related to its assessment of complex equity and debt transactions. With respect to the identified material weaknesses pertaining to the Company’s closing procedures, the Company has evaluated its policies and procedures and matrices to improve monitoring of these account balances and intends to engage external consultants to assist in those processes. In addition, with respect to the material weakness identified regarding our inability to timely perform a formal assessment of controls over financial reporting, the Company intends to engage an external consultant to assist the Company in undertaking its assessment in a timely manner.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, the Company's management intended to remediate these weaknesses by implementing the steps outlined above to improve the quality of its internal control over financial reporting. Due to the Company's liquidity issues, the Company was not able to address these matters to date in 2012. The Company has hired additional accounting personnel to assist in remediating these material weaknesses. There were no other changes during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below for the quarter ended March 31, 2012, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

On February 24, 2010, the Company filed a lawsuit with the Court of Common Pleas of Montgomery County against Beverage Incubators, Inc. and Victory Beverage Company, Inc. (collectively, “Bev Inc.”), alleging breach of contract and unjust enrichment claims concerning Bev Inc.’s failure to pay certain invoices from the Company for product received from the Company.  The caption of the proceeding is Skinny Nutritional Corp. v. Beverage Incubators, Inc., et al.  The amount in controversy is $115,900.  On June 15, 2010, a default judgment was entered against the defendant in the state of Pennsylvania.  The Company has had the judgment moved to New Jersey, the state of incorporation of Bev Inc. The Company has also issued a writ of execution to Beverage Incubators, Inc.’s bank, and certain persons affiliated with Bev Inc., seeking to compel the production of relevant financial information.

In May 2011, the Company reached an agreement with Peace Mountain to pay its remaining obligation under the Intellectual Property Asset Purchase agreement of approximately $176,000 in equal monthly installments commencing May 15, 2011 through December 15, 2011.  In addition, in May 2011, the Company and the seller agreed to settle all legal expenses relating to this arrangement by issuing 250,000 restricted shares of the Company’s stock, which shares were issued in July 2011. The Company is currently in arrears on this revised payment obligation to Peace Mountain for purchase of the trademarks as there remains approximately $105,000 due to them, which includes interest and penalties. Under the agreement, the seller may choose to exercise their legal rights against the Company’s assets, which includes the trademarks.

We are aware that a third party exists in the United Kingdom who owns the trademark “Biosynergy Skinny Water” in the United Kingdom only.  The Company owns the trademark “Skinny Water” with full registration protection in the entire European Union, which includes the United Kingdom, and has continued to challenge the third party’s standing to use their mark.  Although the Company does not make any assertions that this matter is resolved, the Company intends to continue to vigorously contest this third party’s use of their mark and any claims the third party may raise concerning the validity of its trademarks, both in the United Kingdom and internationally.  Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

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

In March 2012, a claim was commenced against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania under the caption Fort Dearborn Co. v. Skinny Nutritional Corp. The complaint alleges that the Company is liable to the plaintiff for approximately $40,000 arising out of the alleged non-payment by the Company for certain materials allegedly purchased from the plaintiff by the Company. The Company has disputed the sums claimed by the plaintiff and has been engaged in efforts with the plaintiff to resolve this matter. Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”). The value of these shares was $1,302,000, valued on the date of grant of the Order, and the Company realized a loss on this issuance of common stock of approximately $47,000. During May 2012, the Company and Ironridge came to a disagreement with respect to the amount of additional shares, if any, that the Company may be required to issue under the adjustment mechanism of the Order. The parties have been in discussions in an effort to resolve this matter but no assurances can be given as to the whether the parties will achieve a mutually agreeable resolution.

In addition, the Company has been and may in the future be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this Report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on April 16, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended March 31, 2012 other than those disclosed elsewhere in this Quarterly Report on Form 10-Q, and in previous SEC filings.

During the quarter ended March 31, 2012, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosure.

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

10.1(#)*	Product Manufacturing and Distribution Agreement with Cliffstar LLC.	10-K	4/16/12	10.35

10.2	Form of Option Exchange Agreement				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and, (iv) the Notes to the Unaudited Condensed Financial Statements, tagged as blocks of text.

* Certain portions of the exhibit marked with the symbol (#) are subject to a request for confidential treatment filed with the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

May 21, 2012	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donald J. McDonald
Donald J. McDonald
Chief Financial Officer
(Principal Accounting Officer)

