Form 10-Q
period 2012-06-30
Skinny Nutritional Corp.
filed 2012-08-20
CIK 1176325

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________     to ______________.

Commission File No.  0-51313

Skinny Nutritional Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0314792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 E. Hector Street, Suite 391 Conshohocken, PA	19428
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (610) 784-2000

Three Bala Plaza East, Suite 101, Bala Cynwyd, PA 19004

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
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 799,485,875 shares of common stock, $0.001 par value, issued and outstanding as of August 13, 2012.

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

Part 1. Financial Information
Item 1. Condensed Financial Statements

SKINNY NUTRITIONAL CORP.
CONDENSED BALANCE SHEETS
	JUNE 30, 2012	DECEMBER 31, 2011
	(unaudited)
Assets
Current Assets
Cash	$503,337	$-
Accounts receivable, net	1,068,484	356,870
Inventory, net	43,458	385,314
Prepaid expenses and other current assets	104,273	107,596
Total Current Assets	1,719,552	849,780

Property and Equipment, net	209,820	25,207
Deferred Financing Costs, net	185,915	574,696
Deposits	28,192	46,192
Trademarks	783,101	783,101
Total Assets	$2,926,580	$2,278,976

Liabilities and Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$785,079	$535,402
Accounts payable	1,771,885	2,280,444
Accrued expenses	1,606,997	882,793
Notes payable	1,350,000	-
Convertible notes payable, net of discount of $374,166 and $550,416 at June 30, 2012 and December 31, 2011, respectively	330,834	35,417
Warrant derivative liability	159,227	176,802
Note conversion option liability	8,470	104,518
Total Current Liabilities	6,012,492	4,015,376

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.001 par value, 1,000,000	1	1
shares authorized, 1,420 shares issued and outstanding at June 30, 2012 and December 31, 2011
Common stock, $.001 par value, 1,000,000,000 shares authorized,	786,263	584,633
786,263,537 shares issued and outstanding at June 30, 2012 and 584,633,291 shares issued and outstanding at December 31, 2011
Additional paid-in capital	45,050,935	43,171,911
Accumulated deficit	(48,923,111)	(45,492,945)
Stockholders’ Deficit	(3,085,912)	(1,736,400)
Total Liabilities and Stockholders’ Deficit	$2,926,580	$2,278,976

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenue, Net	$1,266,621	$2,113,229	$2,592,849	$3,724,744

Cost of Goods Sold	844,032	1,689,289	1,753,662	2,749,647

Gross Profit	422,589	423,940	839,187	975,097

Operating Expenses
Marketing and advertising	880,825	1,060,322	1,441,973	1,673,653
General and administrative	1,685,496	1,279,434	3,019,743	2,031,851

Total Operating Expenses	2,566,321	2,339,756	4,461,716	3,705,504

Loss from Operations	(2,143,732)	(1,915,816)	(3,622,529)	(2,730,407)

Other Income (Expense)
Interest expense	(276,392)	(611,139)	(991,651)	(690,603)
Change in fair value of warrant derivative liability	298,214	-	913,240	-
Change in fair value of note conversion option liability	263,376	-	270,774	-
Other income	-	-	-	25,000

Total Other Income (Expense)	285,198	(611,139)	192,363	(665,603)

Net Loss	$(1,858,534)	$(2,526,955)	$(3,430,166)	$(3,396,010)

Weighted average common shares outstanding, basic and diluted	717,601,578	405,138,792	678,078,244	386,798,884

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRITIONAL CORP.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Preferred Stock		Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	1,420	$1	584,633,291	$584,633	$43,171,911	$(45,492,945)	$(1,736,400)

Options - stock based compensation expense					48,704		48,704

Issuance of common stock in exchange for options			2,860,000	2,860	(2,860)		-

Issuance of common stock in exchange for services			16,670,246	16,670	462,795		479,465

Issuance of common stock for retirement of accounts payable			182,100,000	182,100	2,058,900		2,241,000

Warrants – derivative liability reclassifications					(688,515)		(688,515)

Net loss for the six months ended June 30, 2012						(3,430,166)	(3,430,166)

Balance, June 30, 2012	1,420	$1	786,263,537	$786,263	$45,050,935	$(48,923,111)	$(3,085,912)

The accompanying notes are an integral part of the condensed financial statements.

SKINNY NUTRIONAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,430,166)	$(3,396,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	31,109	(747)
Depreciation	5,387	4,490
Options – stock based compensation expense	48,704	301,848
Common stock issued for services	479,465	1,139,043
Loss on common stock issued for retirement of accounts payable	985,768	-
Amortization of deferred financing costs	570,751	515,035
Amortization of debt discount	295,417	-
Change in fair value of warrant derivative liability	(913,240)	-
Change in fair value of note conversion option liability	(270,774)	-
Changes in operating assets and liabilities:
Accounts receivable	(742,723)	(604,463)
Inventory	341,856	(470,633)
Prepaid expenses and other current assets	3,323	(13,362)
Deposits	18,000	-
Accounts payable	746,673	(396,584)
Accrued expenses	653,424	140,606

Total Adjustments	2,253,140	615,233
Net Cash Used In Operating Activities	(1,177,026)	(2,780,777)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(190,000)	-

Cash Flows from Financing Activities:
Advances on purchase of common stock	-	1,406,500
Proceeds from revolving line of credit, net	249,677	131,736
Proceeds from convertible notes payable	405,000	-
Repayment of note payable	-	(17,097)
Common stock issued, net of offering costs	-	1,259,638
Proceeds from notes payable	1,350,000	-
Deferred financing costs	(134,314)	-

Net Cash Provided by Financing Activities	1,870,363	2,780,777

Net Increase in Cash	503,337	-

Cash – Beginning	-	-

Cash – Ending	$503,337	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$125,483	$175,568

The accompanying notes are an integral part of the condensed financial statements.

NON-CASH OPERATING ACTIVITIES

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

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 1,350,000 shares, of the Company’s common stock at an exercise price of $0.03 per share for the 2012 closing. These warrants were valued at $23,951 (see Note 8). The value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the terms of the convertible notes.  Subsequently, the placement agent agreed to accept 1,000,000 shares of common stock in lieu of the issuance of all warrants earned during the Unit Offering.  As a result, the Company has reclassified approximately $47,000 to accrued expenses as the common stock was not issued as of June 30, 2012.

In consideration for short-term loan issued by United Capital Funding as the lender, the Company agreed to issue to UCF 3,000,000 shares of the Company commons stock in consideration for its $300,000 loan.  The value of the stock is recorded as deferred financing costs and amortized over the term of the note.  As a result, the Company has classified $23,705 to accrued expenses as the common stock was not issued as of June 30, 2012.

At the commencement of the Ironridge agreement, the Company reclassified the then outstanding warrants from equity to a liability based on their fair value on January 23, 2012. The reclassification resulted in the Company recognizing a liability of $915,298 and recorded a decrease in additional paid in capital for the same amount. On June 22, 2012, the Company entered into an agreement with Ironridge Global IV, Ltd. which resulted in the issuance of 30,000,000 shares of Common Stock to satisfy our agreement with them. Therefore the warrants then outstanding which had been reclassified to a liability were reclassified back into additional paid capital based on the fair value of the warrants at that date, $273,858 (see Note 10).

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

NOTE 2 -    BASIS OF PRESENTATION

The accompanying condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited and have been prepared pursuant to the Instruction to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Skinny Nutritional Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our interim financial position, results of operations and cash flows.  All such adjustments are of a normal, recurring nature.  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

On August 3, 2012, our Board tentatively approved a one for 500 reverse stock split of our Common Stock authorized and outstanding Common Stock, par value $0.001 per share (“Common Stock”).    The effective date of the reverse split is subject to final approval of the Board and the review by FINRA. At such time as the reverse split is implemented, each 500 shares of Common Stock issued and outstanding will automatically be combined into one (1) share of Common Stock and the number of shares of Common Stock authorized to be issued under our Restated Articles of Incorporation will be correspondingly reduced from 1,000,000,000 shares of Common Stock to 2,000,000 shares of Common Stock. All fractional shares resulting from the reverse split will be rounded up to the nearest whole share. As the reverse split has not yet been implemented, the share amounts and per share prices in this Quarterly Report on Form 10-Q have not been adjusted to reflect this reverse stock split.

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

To date, the Company has needed to rely upon selling equity and debt securities in private placements and borrowing under a line of credit to generate cash and the issuing of common stock for services to implement its plan of operations. The Company has an immediate need for cash to fund its working capital requirements and business model objectives.

On June 28, 2012, the Company and Trim Capital, LLC (the “Purchaser” or “Trim Capital”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) relating to a financing transaction for a maximum of $15,000,000 in total proceeds (the “Trim Financing”). The Trim Financing is structured to occur in three separate closings, with each of the second and third closings subject to certain conditions, including the approval of the Company’s stockholders of the Trim Financing and certain related matters. At the first closing (the “First Closing”), which was completed on June 28, 2012, the Company sold a $1,000,000 senior secured bridge note (the “Initial Note”) to the Purchaser.  The Initial Note and the Remaining Note referred to below are secured by a lien on all of the Company’s assets and intellectual property as set forth in a security agreement (the “Security Agreement”) and an intellectual property security agreement (the “IP Security Agreement”) entered into with the Purchaser, which lien is subordinated to the lien held by the Company’s senior lender UCF with respect to the Company’s inventory and receivables.

The Purchase Agreement provided (prior to the Amendment described below) that, at the second closing (the “Second Closing”), the Purchaser will purchase an additional $3,000,000 of securities of the Company, consisting of a combination of an additional senior secured bridge note  in a principal amount to be determined by Purchaser (up to $3,000,000) (the “Remaining Note”, and together with the Initial Note, the “Notes”) and equity units (the “Equity Units” and, together with the Notes, the “Securities”) consisting of shares of a to be authorized series of Senior Preferred Stock of the Company (“Senior Preferred”) and common stock of the Company (“Common Stock”). The Equity Units to be purchased at the Second Closing will consist of, in the aggregate (1) such number of shares of Senior Preferred with an aggregate original issue price (the “Second Closing Senior Preferred Price”) equal to the difference between (x) $3,000,000 and (y) the principal amount of the Remaining Note and (2) such number of shares of Common Stock (the “Second Closing Common Stock Amount”) determined by multiplying (a) 65% of the projected number of shares of Common Stock to be outstanding as of the date of the Third Closing on a fully diluted basis (“Third Closing Fully Diluted Common Stock”) by (b) a fraction, the numerator of which is the Second Closing Senior Preferred Price and the denominator of which is $9,000,000. Under the Purchase Agreement, the Company agreed to reserve out of its authorized but unissued shares of Common Stock, for the purpose of selling shares of Common Stock as part of the Equity Units at the Second Closing, at least 100,000,000 shares of Common Stock. As described in greater detail in Note 15, on August 14, 2012, we entered into an amendment of the Purchase Agreement (the “Amendment”) with Trim Capital and completed an interim loan of $270,000 and on such date issued a 15% Convertible Senior Secured Promissory Note in the principal amount of $270,000 in substantially the same form as the Initial Note sold under the Purchase Agreement. This interim loan will reduce the proceeds to be received at the Second Closing to $2,730,000.

At the third closing (the “Third Closing”), the Notes sold at the First and Second Closings will convert into additional Equity Units, and, in addition, Purchaser will purchase $5,000,000 of additional Equity Units such that, after the Third Closing, taking into account Equity Units sold at the Second Closing and the conversion of the Notes into Equity Units, the Purchaser will own $9,000,000 of Senior Preferred and 65% of the number of fully diluted shares of common stock of the Company as of the date of the Third Closing.  In addition, at the Third Closing, Purchaser will provide the Company with a $6,000,000 senior secured credit facility (the “Credit Facility”). The Equity Units to be purchased at the Third Closing will consist, in the aggregate, of (x) a number of shares of Senior Preferred Stock with an aggregate original issue price (the “Third Closing Purchase Price”) equal to $9,000,000 less the Second Closing Senior Preferred Price and (y) a number of shares of Common Stock determined by subtracting the Second Closing Common Stock Amount from 65% of Third Closing Fully Diluted Common Stock. The aggregate purchase price of the Equity Units issued in the Second Closing and the Third Closing shall be $9,000,000 including the outstanding principal amount of, and accrued interest on, the Notes converted into the Equity Units as of the Third Closing.

The Second and Third Closings are subject to certain closing conditions, including there being no material adverse change in our business, operations, financial condition, or results of operations prior to the closing and the Third Closing is conditioned upon the approval of the Company’s stockholders of the Trim Financing and certain matters related to such transaction. Accordingly, we cannot provide any assurances that the Company will be able to complete the Second or Third Closing.

If we do not close the proposed Trim Financing transaction for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. Further, if we do not complete the Trim Financing, in certain circumstances, the Purchaser would have the right to terminate the Purchase Agreement, which would result in an event of default under the Notes, making them become immediately due and payable. As our cash resources are extremely limited, we do not anticipate having sufficient capital to repay the Notes in such an event. If we cannot repay the Notes when due, the Purchaser, as the holder of the Notes will be able to exercise its rights as a secured party under the Security Agreement and IP Security Agreement, including foreclosure on our assets.  As the collateral securing our obligations under the Notes consist of all of our assets, upon an event of default, the Purchaser, as the holder of the Notes, would be in a position to take possession of all of our assets, subject to the rights of our senior lender.

The Notes bear interest at a rate of 15% per annum and are secured by all of the assets of the Company. The Initial Note is due and payable on the earlier of June 28, 2013, or upon an acceleration in accordance with its terms; provided, that if the Company issues the Remaining Note at a Second Closing, then the maturity date of the Initial Note shall be deemed automatically revised and amended to correspond to the maturity date under the Remaining Note, which will be six months following the Second Closing.

The Company may prepay the Notes, without penalty or premium, at any time and from time to time. The obligations of the Company under the Notes are secured pursuant to the Security Agreement and the IP Security Agreement. Payment of the obligations under the Notes may be accelerated, in general, upon an event of default, which includes the following events: (i) an uncured failure to pay any amount under the Notes when due; (ii) an uncured breach by the Company of its obligations under any of the offering documents; (iii) a material breach by the Company of its representations and warranties contained in the offering documents; (iv) certain proceedings are commenced against the collateral securing the payment of the Notes; (v) certain material judgments are rendered against the Company; (vi) the occurrence of certain voluntary and involuntary bankruptcy proceedings; and (vii) the termination of the Purchase Agreement (unless terminated by the Company due to a breach thereof by the Purchaser).  If the Company shall have materially breached its obligations with respect to the non-solicitation or encouragement of competing proposals, the Company will pay Purchaser a termination fee of $750,000 and reimbursement of all reasonable fees and out-of-pocket expenses of the Purchaser.

As part of the Trim Capital Financing transaction, the Company amended its engagement agreement with Bryant Park Capital (“BPC”), which allowed for the following: (A) the Company shall pay (or cause to be paid) to BPC: (i) $50,000 promptly upon consummation of the Initial Closing under the Purchase Agreement; (ii) $150,000 promptly upon consummation of the Second Closing under the Purchase Agreement; and (iii) $200,000 promptly upon consummation of the Third Closing under the Purchase Agreement; and (B) if the Credit Facility referred to in the Purchase Agreement is entered into by the Company and if the Company makes any draw-down under the Credit Facility, the Company shall pay to BPC, promptly upon any draw-down by the Company of funds available to it under the Credit Lending Facility, an amount equal to 2.5% of the aggregate amount of such draw-down; and (C) promptly upon consummation of the Third Closing under the Purchase Agreement, the Company shall issue to BPC such number of shares of the Common Stock of the Company as have an aggregate value equal to $300,000.

As of June 30, 2012, the Company had a working capital deficiency of $4,292,940 an accumulated deficit of $48,923,111, stockholders’ deficit of $3,085,912. The Company had net losses of $3,430,166 for the six months ended June 30, 2012 and $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively.  As of August 13, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $899,304, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During the first six months of fiscal 2012, the Company raised an additional $1,405,000, less offering costs of approximately $134,000, from the sale of securities to accredited investors in a private placement of convertible notes and in conducting the First Closing of the Trim Financing. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first six months of 2012, the Company has issued 16,670,246 shares of common stock in lieu of approximately $479,000 in services.  During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that its existing line of credit and the proceeds received from its recent private placements, including the proceeds received from the First Closing of the Trim Financing, will only be sufficient to fund our anticipated levels of operations for a limited period of less than twelve months and that the Company will require additional capital, anticipated to be received pursuant to the Trim Financing, in order to sustain its operations. As the Company’s ability to receive additional proceeds under the Trim Financing is subject to various conditions, a number of which are outside of its control, the Company cannot provide any assurances that it will receive the remaining proceeds contemplated by the Trim Financing.

The Company’s growth will also depend on its ability to execute on its current operating plan and to manage its costs in light of developing economic conditions and the performance of its business. Accordingly, generating sales in that time period is important to support the Company’s business. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

If the Company raises additional funds, pursuant to the Trim Financing or otherwise, by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our outstanding securities. As described in greater detail below under the caption “Risk Factors”, the Trim Financing, if completed, will result in substantial dilution to our current stockholders and the securities that the Company has sold and will issue in the Trim Financing include a number of terms which grant the Purchaser preferences and rights senior to our currently outstanding securities. These provisions enable the Purchaser to influence and control our operations in a manner that our current security holders cannot and the interests of the Purchaser may differ from the interests of the other stockholders. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, the Company will need to raise a greater amount of funds than currently expected. The Company cannot provide assurance that it will be able to obtain additional sources of capital on terms that are acceptable to the Company, if at all. These factors raise substantial doubt of the Company’s ability to continue as a going concern.

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

 NOTE 4 -    INVENTORY

The components of inventory are as follows:

	June 30, 2012	December 31, 2011

Raw Materials	$43,458	$186,605
Finished Goods	-	220,709
	43,458	407,314
Reserve for slow moving and obsolescence	-	(22,000)
Total	$43,458	$385,314

 NOTE 5 -  RELATED PARTY TRANSACTIONS

As of June 28, 2012, the Company and Donald J. McDonald, its former Chief Financial Officer, entered into an Agreement and General Release (the “Separation Agreement”) regarding the terms of the termination of his employment agreement and his departure from the Company. Mr. McDonald also agreed to resign as a member of the Board effective with the cessation of his employment. The Separation Agreement provides that Mr. McDonald will receive the following in addition to his accrued compensation payable through the termination of his service: (a)  a  severance payment equal to his base compensation of $240,000 per annum (the “Severance Payment”), payable in equal installments on each of the Company’s regular pay dates during the period commencing on the first regular executive pay date following his termination and continuing to August 16, 2014; (b) the Company, in its absolute discretion, may elect to pay up to $100,000 per annum of the Severance Payment in shares of the Company’s Common Stock, issued as of each of the regular pay dates, at a value based on the fair market value of the Company’s Common Stock on the issue date; (c) the Company issued 2,000,000 shares of its  Common Stock to him for 2011 discretionary bonus and agreed that all unvested restricted stock awards held by him as of the termination of his employment, which is 1,000,000 shares, shall be deemed vested; (d) coverage for COBRA benefits to the maximum amount permitted by law, in accordance with, and subject to, the terms and conditions of his employment agreement; and (e) reimbursement for reasonable legal fees and costs of negotiating the Separation Agreement up to $10,000 and (f) payment of an amount equal to $24,000 for unused vacation time. There were no shares issued under this arrangement as of June 30, 2012. In addition, in the Separation Agreement, Mr. McDonald agreed to vote his shares of Common Stock in favor of the Company’s transactions with the Purchaser.  The Company has recorded approximately $594,000 as accrued expenses on the condensed balance sheet and is included in general administrative expense on the condensed statements of operations.

Upon the effectiveness of Mr. McDonald’s departure, the Company appointed James Arsenault to serve as its interim Chief Financial Officer, treasurer and principal accounting officer. Although the Company has not entered into a written employment agreement with him, the Company will provide Mr. Arsenault the following compensation for such service: (a) base salary of $140,000 per annum; (b) eligibility to receive an annual cash bonus, the amount of which to be determined at the discretion of the Board or its designated committee; (c) an initial grant of 750,000 restricted shares of Common Stock (subject to adjustment for splits, stock dividends, recapitalizations and other similar transactions); (d) a monthly car allowance of $500; (e) and be entitled to participate at the same level as other senior executive officers of the Company in any group medical, health disability, retirement or other similar plans. The foregoing grant of shares of Common Stock is subject to the first to occur of either (i) the termination of the Purchase Agreement prior to the Second Closing or (ii) the filing of the amendment to the Restated Articles of Incorporation to increase our authorized Common Stock. There were no shares issued under this arrangement as of June 30, 2012.

The Board also approved, subject to the filing by the Company with the Secretary of State of the State of Nevada of an amendment to its Articles of Incorporation following the approval by the Company’s stockholders of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock that the Company is authorized to issue, or termination of the Trim Financing prior to Second Closing, the grant of an aggregate of 10,075,000 shares of restricted Common Stock (subject to adjustment for splits, stock dividends, recapitalizations and other similar transactions) to certain of its employees, including the grant of 2,000,000 shares to the Company’s Chief Executive Officer and 2,075,000 to its interim Chief Financial Officer. These awards will be subject to vesting conditions providing that 25% of each award will vest following the increase in the Company’s authorized Common Stock, and the remainder vesting in equal annual installments on each of the subsequent three anniversary dates, except for the shares issuable to Mr. Salaman, which will vest immediately following the increase in the Company’s authorized Common Stock.  These awards have not been granted as of June 30, 2012 as certain terms need to be finalized.

On April 20, 2012, the Company issued 2,860,000 shares of restricted common stock to certain employees relating to the Company’s exchange of an aggregate of 3,575,000 options for 2,860,000 shares of common stock.  On January 9, 2012, the Company’s Board of Directors had approved the accelerated vesting of an aggregate of 3,575,000 options previously granted by the Company under its 2009 Equity Incentive Compensation Plan, including an aggregate of 1,500,000 options held by each of the Company’s Chief Executive Officer and former Chief Financial Officer and also approved the issuance of a total of 2,860,000 restricted shares of common stock to such option holders, subject to the execution of agreements consenting to the cancellation of certain common stock purchase options in consideration of the receipt of the award of restricted shares of common stock.  Upon consummation of this arrangement on April 20, 2012, each of the Company’s Chief Executive Officer and former Chief Financial Officer received 1,200,000 restricted shares of common stock in consideration of the surrender of 1,500,000 options. As a result of the modification of the terms, the awards were deemed granted on February 2, 2012 and the unamortized expense was accelerated. No additional expense was recognized as a result of this transaction since there was no incremental value in the options. The consummation of this transaction was completed upon the cancellation of the stock options on April 17, 2012 and the common stock was subsequently issued.

The Company issued an aggregate of 1,363,636 shares of common stock to Mr. Bakhshi, pursuant to the consulting agreement between him and the Company which expired in February 2012. The value of these shares was approximately $48,000 during the first quarter of 2012, and is included in marketing expense, and valued based upon the fair market value of the common stock on the date of the agreement.

In June 2012, we entered into an agreement with Jon Bakhshi, a former consultant and a holder of more than 5.0% of our outstanding Common Stock, to issue to him an additional 10,000,000 shares of Common Stock (subject to adjustment for splits, stock dividends, recapitalizations and other similar transactions) in consideration of the grant by him to us of a full general release of any claims held by him arising out of, among other things, his consulting agreement. These shares were not issued as of June 30, 2012. The Company has accrued $72,000 relating to this transaction, which was valued based upon the fair value of the date of the agreement. This amount is recorded as marketing and advertising expense. In addition, Mr. Bakhshi agreed to vote his shares of Common Stock in favor of the proposals set forth in the Company’s proxy statement to be filed relating to the Trim Financing. The issuance of the additional shares to Mr. Bakhshi is, however, subject to the first to occur of either (i) the termination of the Purchase Agreement prior to the Second Closing or (ii) our filing with the Secretary of State of the State of Nevada of an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock that we may issue.

In connection with the Trim Financing, we entered into an agreement with Michael Salaman, our Chief Executive Officer, to obtain a loan on June 7, 2012 of $50,000 and issued a note to him in the principal amount of $50,000 (see Note 6).

In connection with the Trim Financing, in June 2012, we entered into the Warrant Non-Exercise Agreements with the holders of 36,666,667 Common Stock Purchase Warrants. Pursuant to the Warrant Non-Exercise Agreements, such persons have agreed that such Common Stock Purchase Warrants are not exercisable until the first to occur of (i) the termination of the Trim Financing prior to the Second Closing or (ii) our filing with the Secretary of State of the State of Nevada of an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock that we may issue following stockholder approval of an increase in the number of shares of Common Stock authorized for issuance under the our Articles of Incorporation in such an amount so as to enable us to have a sufficient number of available authorized but unissued shares of Common Stock to deliver upon the exercise of the Warrants after giving effect to the transactions contemplated by the Trim Financing. In addition, in consideration of the execution by the holders of this agreement, we agreed to seek Board approval to lower the exercise price of the Warrants that are subject to the Warrant Non-Exercise Agreements to a price to be determined upon the mutual agreement of the Company and each holder of such Warrants, which has yet to occur. The enforceability of the Warrant Non-Exercise Agreement is not subject to any agreement to modify the exercise price of the Warrants. Of the affected Warrants (i) 16,666,667 are held by Mr. William Apfelbaum, a minority investor in Trim Capital, LLC, with whom the Company entered into a Consulting Agreement in connection with the First Closing, and who is anticipated to be nominated for election to the Board at its next annual meeting of stockholders and (ii) 20,000,000 are held by Mr. Jon Bakhshi an individual stockholder and former consultant that is the holder of more that 5% of the our outstanding shares of Common Stock.

Michael Salaman, the Company’s CEO and Chairman of the Board of Directors, is a minority investor in Trim Capital.

Effective as of the First Closing of the Trim Financing, we entered into consulting agreements with Mr. Marc Cummins and a Company affiliated with Mr. William Apfelbaum, pursuant to which each of them will receive a monthly consulting fee of $10,000 during a term commencing on June 28, 2012 and continuing in effect until the Notes are paid in full or converted into Equity Units (unless earlier terminated in accordance with their terms). Mr. Cummins is the managing member of the Purchaser and Mr. Apfelbaum is a minority member. It is anticipated that Messrs. Cummins and Apfelbaum will be elected as members of the Board as nominees of the holders of the Senior Preferred in connection with the Third Closing.

We are a party to a consulting agreement with Media Ventures Group, a consulting firm, pursuant to which they provide us with marketing services. Mr. William Apfelbaum, a minority investor in the Purchaser and consultant to us, is the Chairman of the Board of Media Ventures Group. In February 2012, the Company issued 704,225 shares of stock to Media Ventures Group, under an agreement to provide marketing and public relation services. The value of these shares was $25,000 and is included in marketing expense which was valued based upon the fair market value of the common stock on the date of the agreement and were recorded during the first quarter of 2012. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant shares of common stock and agreed to issue the consultant additional shares of Common Stock in the event that the Company approves additional work by the consultant under the terms of the consulting agreement. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement. We have reached an agreement in principal with Media Ventures Group pursuant to which we would, upon execution of a binding amendment, issue them 5,500,000 additional shares of Common Stock, which would further be subject to our filing of an amendment to our Restated Articles of Incorporation providing for an increase in our authorized shares of Common Stock and would also be subject to adjustment for splits, stock dividends, recapitalizations and other similar transactions, or termination of the Trim Financing prior to the second closing.

On January 9, 2012, the Company issued 1,468,750 shares of restricted stock relating to the Company’s January 3, 2011 grant of an aggregate of 7,135,000 shares of restricted common stock to certain employees of the Company under the Company’s 2009 Equity Incentive Compensation Plan. The issuance of these shares followed the 25% vesting that occurred on January 3, 2012 for those still employed by the Company that were included in this grant. The value of these shares was approximately $51,000 which was recorded during the first quarter of 2012. Of the total restricted shares issued, each of the Company’s Chief Executive Officer and former Chief Financial Officer were issued an aggregate of 500,000 restricted shares.

On January 9, 2012, the Company granted 2,000,000 shares of restricted stock to Michael Zuckerman, a non-employee director, in consideration of his performance of services as a director which were issued in February 2012. The value of these shares was approximately $42,000 and is included in general and administrative expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. In addition, on January 9, 2012, the Company granted Mr. Craig Fortin, the Company’s Director of Operations, a restricted stock award of 2,120,000 shares issued in February 2012, in consideration of his services on behalf of the Company which were valued at approximately $45,000 and included in general and administrative expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. These issuances were recorded during the first quarter of 2012.

On January 9, 2012, the Company’s Board of Directors determined that Robert W. Miller, who was at such time serving as the Company’s Chief Sales Officer, was a named executive officer of the Company. Pursuant to an employment letter agreed upon with the Company which provided for a three year term commencing November 1, 2011, Mr. Miller was entitled to receive: (i) a base salary of $150,000, (ii) an annual bonus based on performance to be set by the Company’s CEO, with bonus levels of 20%, 40% and 50% of base salary; (iii) an award of 7,500,000 shares of restricted stock vesting over a three year period, provided that he remains employed by the Company at each such vesting date, with the first tranche vesting on the date approved by the Board; (iv) car allowance of $1,000 per month; and (v) a severance entitlement of 6 months base salary if he is terminated without cause following the first anniversary of the commencement of his employment. There were 2,500,000 shares of common stock issued under this arrangement during February 2012. The value of these shares was $52,500 and included in marketing expense which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This was recorded during the first quarter of 2012. This employment agreement was subsequently terminated during March 2012.

In February 2008, the Company entered into a three year bottle supply agreement with Zuckerman-Honickman, Inc. (“Z-H”), a privately held packaging company that is a supplier of plastic and glass bottles to the beverage industry in North America, pursuant to which the Company purchases all of its requirements for bottles from Z-H. This agreement was subsequently amended in October 2008 to extend the term for an additional four years, along with rebate incentives for purchasing milestones. The parties intend to further amend the agreement to extend the agreement until February 14, 2016 with an automatic renewal for another three years unless there is prior written notice of termination and provide for the development of a proprietary bottle. The Company has purchased under this agreement approximately $344,000 and $739,000, inclusive of proprietary bottle and mold costs, for the three and six months ended June 30, 2012 respectively. As of June 30, 2012, there was approximately $216,000 due to Z-H. Although the Company is required to purchase all of its bottle requirements from Z-H under this agreement, the agreement does not mandate any quantity of purchase commitments. Our board member, Michael Zuckerman, is a principal of Z-H. Mr. Zuckerman undertakes to recuse himself from any votes that may come before the Board of Directors (or any committees of the board on which he may serve) that concern the Company’s agreements with Z-H, or otherwise impact upon Z-H.

Further, on June 17, 2011, the Company’s Board of Directors granted additional shares of common stock to Mr. Michael Salaman, CEO and Mr. Donald J. McDonald, its former CFO in consideration of their agreements to individually personally guarantee the Company’s obligations to its secured lender, United Capital Funding Corp., under the Company’s factoring agreement. The Company’s Board, following its consideration of the highest loan balance under the factoring agreement of approximately $1,356,000, the then current market price of the Company’s common stock, and the amount of common stock previously issued for prior year guarantees, and determined to grant each of Mr. Salaman and Mr. McDonald 20,601,383 shares of Common Stock in consideration of such guarantees. The Board further determined that to the extent that Messrs. Salaman and McDonald are required to individually personally guarantee additional obligations under the factoring agreement, the Board may determine to further award them additional shares of common stock in consideration of such guarantees. The value of these shares was approximately $2,060,000, which was valued based upon the fair market value of the common stock on the date approved by the Board of Directors. This amount was recorded as deferred financing costs and was amortized over the current length of term of the factoring arrangement through March 31, 2012, which was one year. The Company has recognized approximately $515,000 of amortization expense during the six months ended June 30, 2012, which is recorded as interest expense in the condensed Statements of Operations.

NOTE 6 – REVOLVING LINE OF CREDIT AND NOTES PAYABLE

On November 23, 2007, the Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”) which provided for an initial borrowing limit of $300,000. Currently, this arrangement has been extended through April 1, 2013 and the borrowing limit has been incrementally increased to extend our line to 85% of the face value of eligible receivables subject to a maximum of $2,000,000. As of June 30, 2012, the Company had $785,079 outstanding through this arrangement.  All accounts submitted for purchase must be approved by UCF. The applicable factoring fee is 0.3% of the face amount of each purchased account and the purchase price is 85% of the face amount. UCF will retain the balance as reserve, which it holds until the customer pays the factored invoice to UCF. In the event the reserve account is less than the required reserve amount, the Company will be obligated to pay UCF the shortfall. In addition to the factoring fee, the Company will also be responsible for certain additional fees upon the occurrence of certain contractually-specified events. As collateral securing the obligations, the Company granted UCF a continuing first priority security interest in all accounts and related inventory and intangibles. Upon the occurrence of certain contractually-specified events, UCF may require the Company to repurchase a purchased account on demand. In connection with this arrangement, the Company’s Chief Executive Officer and former Chief Financial Officer agreed to personally guarantee the obligations to UCF (as further discussed in Note 5). The agreement will automatically renew for successive one year terms until terminated. Either party may terminate the agreement on three month’s prior written notice. We are liable for an early termination fee in the event we fail to provide them with the required notice.

On June 28, 2012 the Company closed on the initial $1,000,000 financing with Trim Capital. The Notes bear interest at a rate of 15% per annum and are secured by all of the assets of the Company. The Initial Note is due and payable on the earlier of June 28, 2013, or upon an acceleration in accordance with its terms; provided, that if the Company issues the Remaining Note at a Second Closing, then the maturity date of the Initial Note shall be deemed automatically revised and amended to correspond to the maturity date under the Remaining Note, which will be six months following the Second Closing.  The Company has recognized $100,000 in deferred financing costs for legal and investment related fees related to this transaction, which is being amortized over the term of the note. The Company recognized approximately $2,000 of amortization during the period, which is recorded as interest expense.

The Company may prepay the Notes, without penalty or premium, at any time and from time to time. The obligations of the Company under the Notes are secured pursuant to the Security Agreement and the IP Security Agreement. Payment of the obligations under the Notes may be accelerated, in general, upon the occurrence of an event of default, which includes any of the following events: (i) an uncured failure to pay any amount under the Notes when due; (ii) an uncured breach by the Company of its obligations under any of the offering documents; (iii) a material breach by the Company of its representations and warranties contained in the offering documents; (iv) certain proceedings are commenced against the collateral securing the payment of the Notes; (v) certain material judgments are rendered against the Company; (vi) the occurrence of certain voluntary and involuntary bankruptcy proceedings; and (vii) certain terminations of the Purchase Agreement (see Note 3 to these financial statements for additional information relating to this transaction).

On June 6 and 7, 2012, the Company obtained an increased commitment in the principal amount of $300,000 from its lender, United Capital Funding Corp., and a loan in the principal amount of $50,000 from Michael Salaman, the Company’s Chief Executive Officer and Chairman. These loans are evidenced by promissory notes issued by the Company. Both of the above promissory notes were originally due and payable in 60 days and bear interest at the rate of 12% per annum. In connection with the Trim Financing, the Company and the note holders amended the promissory notes and agreed that the term of the note be extended to be equal to the earlier of (i) 90 days from the issue date or (ii) the date of the second closing of the Unit Financing. In addition, Mr. Salaman agreed to subordinate his note to the obligations of the Company under the notes issued in the Unit Financing. The promissory note issued to United Capital Funding Corp. is secured by all of the Company’s inventory and accounts receivable under the factoring agreement. The repayment of the promissory note issued to United Capital Funding Corp. is personally guaranteed by Mr. Salaman.  Pursuant to the promissory note issued to United Capital Funding Corp., the Company agreed to issue 3,000,000 shares of Common Stock to United Capital Funding Corp.  The company has recognized $23,705 of deferred financing related to issuance of 3,000,000 shares, the cost related to this transaction of which $3,600 has been amortized as interest expense in the condensed financial statements. These costs are being amortized over the term of the note. These shares were valued based upon the fair value of the common stock on the date of the agreement.

During 2012 the Company recorded a total of $181,970 in deferred financing costs related to the finance, legal and interest expense related to the financing transactions for the November 2011 private placement Convertible Notes, United Capital Funding Note Payable and the initial closing of the Trim Financing.  The Company realized amortization expense related to these financing costs in the amount of $32,414 and $570,751, respectively, for the three and six months ended June 30, 2012 which is recorded as interest expense.

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

Subject to the terms of an amendment to the Convertible Notes discussed below, the Convertible Notes are convertible into either (i) shares of the Company’s Common Stock (the “Conversion Shares”) at the initial conversion rate of $0.03 or (ii) the securities (the “Conversion Securities”) sold by the Company during a financing in which the Company raises over $3,000,000 within a six month period, (the “Next Financing”) at a conversion rate equal to a 20% discount to the price at which the securities in the Next Financing are sold. In the event that the gross proceeds realized by the Company in the Next Financing are at least $5,000,000, then each holder of a Convertible Note shall be required to convert such Convertible Note into the Conversion Securities issued in the Next Financing. The conversion rate is subject to adjustment as described in the Convertible Note agreement, including adjustment on a “weighted-average” basis in the event that the Company issued additional shares of Common Stock or other equity securities at a purchase price below the initial conversion rate. The Convertible Notes shall have an initial maturity date of twelve (12) months. The Company shall have the right to extend the maturity date for an additional twelve (12) month period provided it issues the purchasers additional Series A Warrants. Upon any redemption on or before the six month anniversary of the original issue date of the Convertible Notes, the redemption amount shall be equal to 105% of the principal amount, plus the unpaid interest which has accrued on the principal. The Convertible Notes are secured obligations of the Company and will be secured by a lien on the Company’s assets, which lien will be subordinated to the senior indebtedness of the Company, in accordance with the terms of a security agreement entered into between the Company and the investors. The Convertible Notes bear interest at the rate of 10% per annum, which is payable semi-annually on April 30 and October 30 of each year while the Convertible Notes are outstanding. Interest is payable in cash or at the discretion of the Company, in shares of Common Stock, in accordance with the terms of the Convertible Notes.

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

In connection with the Trim Financing, a majority of the holders of the Convertible Notes agreed to amend their notes, to provide that (x) the Convertible Notes will not convert into the securities issued in the Trim Financing, (y) the conversion rate of the Convertible Notes will not be adjusted due to the Trim Financing; and (z) the holders will convert the Convertible Notes into a series of junior convertible preferred stock to be established by the Company in anticipation of the Third Closing (the “Junior Preferred Stock”) and that we will issue shares of Junior Preferred Stock, with an aggregate original issue price of $846,000.  In addition, holders of an aggregate amount of $680,000 of the Convertible Notes also agreed to waive our previously reported failure to timely pay the first interest installment due on such notes and have consented to allow us to issue them shares of Common Stock in satisfaction of such interest payment pursuant to the terms of the Convertible Notes and interest will not accrue from May 1, 2012 to October 30, 2012 as long as the Trim Financing is completed by October 30, 2012. Subsequent to the quarter ended June 30, 2012, the Company issued an aggregate of 1,531,862 shares of Common Stock to the holders of the Convertible Notes that agreed to waive our failure to timely pay interest in cash.

In consideration for services rendered as the placement agent in the Unit Offering, the Company agreed to issue to the placement agent cash commissions equal to $56,400, of which $32,400 was incurred in 2012, or 8.0% of the gross proceeds received, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion rate of such Convertible Note, or 2,350,000 shares of which 1,350,000 shares were earned in 2012, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”). These warrants were valued at $47,075, of which $23,951 pertained to the 2012 closings (see Note 8). The Company also incurred $22,440, of which $1,914 was incurred in 2012, of legal fees pertaining to these closings. The commissions, legal fees and value of the warrants issued to the selling agents are recorded as deferred financing costs and amortized over the term of the convertible notes. Amortization expense was approximately $27,000 and $50,000, respectively, during the three and six months ended June 30, 2012, which is included in interest expense in the Condensed Statements of Operations.

In connection with the Trim Financing, the Company entered into an agreement with Bryant Park Capital Securities, Inc., to issue 1,000,000 shares of Common Stock in full and complete satisfaction of all compensation that remained due and owing to them arising out of their performance of services to the Company in connection with the Company’s sale of the Convertible Notes, including the Agent Warrant. The parties agreed that such shares of Common Stock would be issued upon the first to occur of either the termination of the Purchase Agreement prior to the Second Closing or upon the Third Closing.

During 2012, the value assigned to the warrants of $170,190 and $60,084 and the conversion options of $176,754 and $62,617 (see Note 8), for the convertible notes issued on March 1, 2012 and January 26, 2012, respectively, are recorded as a debt discount to the convertible notes payable to the extent of the proceeds available for allocation under the residual method. The value of these instruments that exceeded total proceeds was $64,645, which is recorded as a charge to earnings on the commitment date. These debt discounts are being amortized to interest expense over the term of the convertible notes. The carrying value of all outstanding convertible notes is summarized as follows as of June 30, 2012:

		Debt Discount
Due Date	Face Value	Initial Value	Accumulated Amortization	Unamortized Discount	Carrying Value
November 15, 2012	$250,000	$250,000	$(156,250)	$93,750	$156,250
November 30, 2012	50,000	50,000	(29,167)	20,833	29,167
January 26, 2013	100,000	100,000	(43,750)	56,250	43,750
March 1, 2013	305,000	305,000	(101,667)	203,333	101,667
	$705,000	$705,000	$(330,834)	$374,166	$330,834

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

The Company reassesses contracts that could result in derivative instruments at each balance sheet date. Because the Ironridge agreement at commencement was to be settled in an indeterminate number of shares, the Company determined that it might not have sufficient authorized shares in the future to settle conversions or exercises of other non-employee instruments such as warrants. At the commencement of the agreement, the Company reclassified the then outstanding warrants from equity to a liability based on their fair value on January 23, 2012.  The reclassification resulted in the Company recognizing a liability of $915,298 and recorded a decrease in additional paid in capital for the same amount.  On June 22, 2012, the Company entered into an agreement with Ironridge Global IV, Ltd. which resulted in the issuance of 30,000,000 shares of Common Stock to them to satisfy our agreement with them.  Therefore the warrants then outstanding which had been reclassified to a liability were reclassified back into additional paid in capital based on the fair value of the warrants at that date, of $273,858 (see Note 10).

Accordingly, the warrant and conversion option obligations are initially recorded at fair value and are adjusted to fair value at the end of each reporting period with the change in value reported in the condensed Statements of Operations. Such fair values were estimated using the Black-Scholes valuation model. The Company determined the common stock warrants and conversion options issued with the Company’s November 2011 private placement include an implied down-side protection feature, and performed a lattice model simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants and conversion options. The Company will continue to adjust the warrant and conversion option liability for changes in fair value until the earlier of the exercise or conversion, at which time the liability will be reclassified to equity.

The warrant derivative liability was valued using the Black-Scholes option valuation model and the following assumption on the following dates:

	Warrant Derivative Liability
	January 23, 2012	January 26, 2012	March 1, 2012
Expected Term	1.37 yrs	5.0 yrs	5.0 yrs
Risk-free interest rate	0.26%	0.77%	0.89%
Dividend yield	0.00%	0.00%	0.00%
Volatility	163.10%	145.20%	143.73%
Conversion options outstanding	105,426,464	3,666,666	11,183,334
Fair value of conversion options	$915,298	$66,323	$187,902

	June 22, 2012	June 30, 2012
Expected Term	.25 yrs -2.5 yrs	4.53 yrs
Risk-free interest rate	0.09%-0.29%	0.72%
Dividend yield	0.00%	0.00%
Volatility	173.97%-269.74%	171.56%
Warrants outstanding	77,443,131	23,500,000
Fair value of warrants	$273,858	$159,227

The fair value of the warrant derivative liability decreased to $159,227 at June 30, 2012. Accordingly, the Company decreased the warrant derivative liability by $913,240 to reflect the change in fair value at June 30, 2012. These amounts are included as a change in the fair value of warrant derivative liability in the accompanying condensed Statements of Operations for the six months ended June 30, 2012. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Beginning Balance	$731,299	$176,802
January 26 and March 1 warrant issuances- investors	-	230,274
January 26 and March 1 warrant issuances- selling agent	-	23,951
Reclassification of warrants from equity	-	915,298
Reclassification of warrants to equity	(273,858)	(273,858)
Unrealized gain relating to changes in fair value	(298,214)	(913,240)
Balance, June 30, 2012	$159,227	$159,227

The note conversion option liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Note Conversion Option Liability
	January 26, 2012	March 1, 2012	June 30, 2012
Expected Term	.65 yrs	.54 yrs	.26 yrs
Risk-free interest rate	0.08%	0.13%	0.09%
Dividend yield	0.00%	0.00%	0.00%
Volatility	143.57%	98.62%	172.91%
Conversion options outstanding	3,333,333	10,166,667	23,500,000
Fair value of conversion options	$62,617	$176,754	$8,470

The fair value of the conversion option liability decreased to $8,470 at June 30, 2012. Accordingly, the Company decreased the conversion option liability by $335,419 to reflect the change in fair value at June 30, 2012. These amounts are included as a change in the fair value of note conversion option liability in the accompanying condensed Statements of Operations for the six months ended June 30, 2012. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Beginning Balance	$271,846	$104,518
January 26 and March 1 warrant issuances	-	239,371
Unrealized gain relating to changes in fair value	(263,376)	(335,419)
Balance, June 30, 2012	$8,470	$8,470

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

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the six months ended June 30, 2012 and 2011.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

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

NOTE 10 - STOCKHOLDERS’ EQUITY

On June 28, 2012, the Company and Trim Capital LLC entered into the Purchase Agreement for the Trim Financing of up to $15,000,000 in total proceeds to the Company.  The Trim Financing is structured to occur in three separate closings, with each of the second and third closings subject to certain conditions. At the First Closing, which was completed on June 28, 2012, the Company sold the Initial Note to the Purchaser. The Initial Note and the Remaining Note are secured by a lien on all of the Company’s assets and intellectual property as set forth in the Security Agreement and IP Security Agreement.

The Purchase Agreement provided (prior to the Amendment) that, at the Second Closing, the Purchaser will purchase an additional $3,000,000 of securities of the Company, consisting of a combination of the Remaining Note of an additional senior secured bridge note in a principal amount to be determined by Purchaser (up to $3,000,000) and Equity Units consisting of shares of Senior Preferred Stock and Common Stock. The Equity Units to be purchased at the Second Closing will consist of, in the aggregate (1) such number of shares of Senior Preferred with an aggregate original issue price equal to the difference between (x) $3,000,000 and (y) the principal amount of the Remaining Note and (2) such number of shares of Common Stock determined by multiplying (a) 65% of the Third Closing Fully Diluted Common Stock by (b) a fraction, the numerator of which is the Second Closing Senior Preferred Price and the denominator of which is $9,000,000.  As described in greater detail in Note 15, on August 14, 2012, we entered into an amendment of the Purchase Agreement (the “Amendment”) with Trim Capital and completed an interim loan of $270,000 and on such date issued a 15% Convertible Senior Secured Promissory Note in the principal amount of $270,000 in substantially the same form as the Initial Note sold under the Purchase Agreement. This interim loan will reduce the proceeds to be received at the Second Closing to $2,730,000.

At the Third Closing, the Notes will convert into additional Equity Units, and, in addition, Purchaser will purchase $5,000,000 of additional Equity Units such that, after the Third Closing, the Purchaser will own $9,000,000 of Senior Preferred and 65% of the Third Closing Fully Diluted Common Stock.  In addition, at the Third Closing, Purchaser will provide the Company with a $6,000,000 senior secured Credit Facility (see note 3 to these financial statements for additional information relating to this transaction).

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of $1,255,232 in accounts payable of the Company (the “Accounts Payable”).

The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC474492) on January 23, 2012. The Order provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $4 million (the “Calculation Period”). Pursuant to the Order, Ironridge was entitled to retain 2,000,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus $125,523 and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

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

However, the Order provided that under no circumstances shall the Company issue to Ironridge a number of shares of Common Stock in connection with the settlement of claims which, when aggregated with all shares of Common Stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of Common Stock of the Company then issued and outstanding.

In April 2012 the Company issued Ironridge an additional 46,000,000 shares of common stock pursuant to the adjustment mechanism included in the Order and subsequently, on June 4, 2012, the Company issued to Ironridge 21,000,000, shares of Common Stock pursuant to such adjustment mechanism.  On June 22, 2012, the Company and Ironridge entered into an amendment (the “Amendment”) of a prior agreement dated June 7, 2012 (the “Prior Agreement”) pursuant to which the parties agreed to fully resolve the Company’s future obligations under the Order by providing for the issuance by the Company to Ironridge of 30,000,000 shares of Common Stock of the Company pursuant to adjustment mechanism. The Prior Agreement sought to resolve the Company’s future obligations under the Order through the execution of the following: (i) the sale by Ironridge to third parties of 50,000,000 shares of the Common Stock of the Company at a price of $.007 per share for aggregate gross proceeds of $350,000; (ii) the issuance by the Company to Ironridge of 20,000,000 additional shares of Common Stock of the Company pursuant to the Stipulation; and (iii) the payment by the Company to Ironridge of $350,000. The Amendment provides that upon satisfaction of its terms, the terms of the Prior Agreement, including the mutual general release of claims, are confirmed and ratified. On June 22, 2012, the Company issued the 30,000,000 shares of Common Stock, to satisfy its obligation under this agreement to Ironridge pursuant to the Amendment in the manner and time frame contemplated thereby. The value of all issued shares to Ironridge was $2,241,000 and the Company recorded the loss in administrative expense for the three and six months ended June 30, 2012 of $939,000 and $985,768, respectively, based upon the fair market value of the common stock on the date each issuance.

In February 2012, the Company issued 800,000 shares of stock, valued at approximately $21,000 during the first quarter 2012 and is included in general and administrative expense, to an investor relations firm, under an agreement to provide investor relations and consulting. The shares were valued based upon the fair market value of the common stock on the date of the agreement. As partial compensation for the services to be provided under the consulting agreement, the Company agreed to issue to the consultant a maximum of 2,400,000 shares of common stock, with 800,000 shares issuable immediately and an additional 800,000 shares issuable upon the four month and eight month anniversary dates of the engagement agreement, provided that the agreement has not been terminated. In addition, the consultant will also be entitled to monthly cash fees in consideration for its services in accordance with the terms of the agreement. This arrangement was subsequently terminated in February 2012.

The Company issued 545,454 and 1,363,635 shares of common stock during the three and six months ended June 30, 2012, respectively, to Russell Simmons, pursuant to the consulting agreement between him and the Company. The value of these shares was approximately $33,000 for the second quarter of 2012 and $81,000 for the six months ended June 30, 2012 and is included in marketing expense, and valued based upon the fair market value of the common stock on the date of the agreement.

In November 2011, we entered into a consulting agreement whereby we agreed to grant 3,500,000 shares of restricted common stock to a consultant over the term of the contract beginning in January 2012. The Company has issued 3,500,000 shares under this agreement during the six months ended June 30, 2012 of which 2,000,000 was issued during the second quarter of 2012 valued at approximately $56,000. The value of these shares for the six months ended June 30, 2012 was approximately $98,000, and is included in general and administrative expense, and valued based upon the fair market value of the common stock on the date of the agreement.

During the first quarter of 2012, the Company issued an aggregate of 1,000,000 shares to an investment bank, as a retainer, to perform financial consulting. The value of these shares was approximately $25,000, of general and administrative expense, and valued based upon the terms and value defined in the agreement.

During the quarter ended June 30, 2012, 150,000 shares of the Company’s common stock were returned by the holder and cancelled, the Company realized a decrease in administrative expense of approximately $9,000.

 NOTE 11 - STOCK PURCHASE WARRANTS

As previously discussed, as of January 26, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $100,000 and Series A Warrants to purchase 3,333,333 shares of Common Stock in the third closing of the Unit Offering. Also, as of March 1, 2012 the Company entered into Subscription Agreements with accredited investors, pursuant to which the Company sold and issued to the investors Convertible Notes in the aggregate principal amount of $305,000 and Series A Warrants to purchase 10,166,667 shares of Common Stock in the fourth closing of the Unit Offering. The Series A Warrants shall permit the holders to purchase shares of the Company’s Common Stock at an initial per share exercise price of $0.05 for a period of five years. The exercise price shall be subject to adjustment in the event that the Company issues additional common stock purchase warrants in the Next Financing and such warrants have an exercise price less than the exercise price of the Series A Warrants. Each purchaser shall be issued a Series A Warrant to purchase such number of Warrant Shares as is equal to 100% of the number of Conversion Shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion rate of such Convertible Note. We also agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 10% of the number of conversion shares which may be issued upon conversion of the Convertible Notes purchased by the investors, at the initial conversion price of the Convertible Note, or 1,350,000 shares for the securities sold during 2012, of the Company’s common stock at an exercise price of $0.03 per share (the “Agent Warrant”) in connection with these financings. The warrants were valued at $23,951, which were recorded as deferred financing costs and amortized over the terms of the convertible notes. See Note 8 for further discussion and valuation assumptions. As described in Note 7, the Company entered into an agreement with Bryant Park Capital Securities, Inc., to issue it 1,000,000 shares of Common Stock in full and complete satisfaction of all compensation that remained due and owing to them arising out of their performance of services to the Company in connection with the Company’s sale of the Convertible Notes, including the Agent Warrant.

A summary of the status of the Company’s outstanding warrants as of June 30, 2012 is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2011	117,024,164	$0.07
Granted	14,850,000	$0.05
Exercised	-	-
Forfeited/Expired	(33,281,033)	$(0.11)
Outstanding at June 30, 2012	98,593,131	$0.06

In connection with the Trim Financing, in June 2012, we entered into the Warrant Non-Exercise Agreements with the holders of 36,666,667 Common Stock Purchase Warrants. Pursuant to the Warrant Non-Exercise Agreements, such persons have agreed that such Common Stock Purchase Warrants are not exercisable, until the first to occur of (i) the termination for the Trim Financing prior to the Second Closing or (ii) our filing with the Secretary of State of Nevada of an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock (see Note 5).

NOTE 12 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;
●
Level 2 – Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

●
Level 3 – Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The carrying amount reported in the condensed balance sheets for cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable approximates fair value because of the short-term maturity of those instruments. The fair value of the revolving line of credit approximates fair value due to short-term nature of the borrowings under the factoring arrangement with United Capital Funding.

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Total
	June 30, 2012	Level 1	Level 2	Level 3
Liabilities (see Note 8):
Derivative liability - warrants	$159,227	$-	$-	$159,227
Derivative liability - conversion options	$8,470	$-	$-	$8,470

The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company engages an outside firm who specializes in valuation procedures to assist in this process. The Company’s Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Chief Financial Officer.

As of June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of each warrant and conversion option is estimated using a Black-Scholes option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and historical volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant in addition to the change in the Company’s stock price (see Note 8).

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Similarly, on March 27, 2012, the Company received two additional demand letters from other putative plaintiffs threatening the institution of litigation against the Company in which the potential plaintiffs have alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products.  As relief, the putative plaintiffs intend to seek, among other things, injunctive relief and damages. Management and counsel is unable to determine at the time whether these claims will have a material adverse impact on our financial condition, results of operations or cash flow.

In March 2012, a claim was commenced against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania under the caption Fort Dearborn Co. v. Skinny Nutritional Corp. The complaint alleges that the Company is liable to the plaintiff for approximately $40,000 arising out of the alleged non-payment by the Company for certain materials allegedly purchased from the plaintiff by the Company. The Company has disputed the sums claimed by the plaintiff and has been engaged in efforts with the plaintiff to resolve this matter.   The Company has paid $7,500 under their agreement through June 30, 2012. Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company’s business, results of operations or financial condition.

On February 1, 2012, the Company entered into a one-year national partnership with Juvenile Diabetes Research Foundation International (“JDRF”). The Company shall contribute $100,000 to JDRF over a 12-month period to be paid in equal quarterly installments beginning April 15, 2012. The Company will also provide product samples, coupons and other on-site support for 24 designated JDRF Walk to Cure Diabetes events around the country including Philadelphia, PA; Boston, MA; New York, NY; Washington, DC; Charlotte, NC; Palm Beach, FL; Phoenix, AZ; Las Vegas, NV; Los Angeles, CA and San Francisco, CA. The Company also plans to promote their JDRF support through various retail customers.

On June 29, 2012, the Company entered into a new one year lease with Kalmon Dolgin Affiliates, Inc., as landlord, to commence on July 1, 2012, for approximately 1,523 square feet of office space located at Spring Mill Corporate Center, 1100 East Hector Street, Suite 391, Conshohocken, PA 19428. The total annual rent due under the lease is approximately $34,000, plus any additional rent, as may be provided for in the lease agreement.  The Company will use the space for its headquarters and the Company believes that the amount of space is sufficient for such needs for the foreseeable future.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 14 - CONCENTRATIONS

A significant portion of the Company’s revenue and accounts receivable are to a limited number of customers.  Revenue as a percentage of total net revenue for the three and six months ended June 30, 2012 and 2011, and accounts receivable as a total of net accounts receivable as of June 30, 2012 and December 31, 2011, were as follows for significant customers:

	Revenue – Six Months		Revenue – Three Months		Accounts Receivable
	2012	2011	2012	2011	2012	2011

Customer A	29%	22%	35%	39%	51%	31%

Customer B	13%	15%	Less than 10%	13%	Less than 10%	Less than 10%

Customer C	10%	10%	Less than 10%	10%	Less than 10%	11%

Customer D	10%	Less than 10%	13%	Less than 10%	Less than 10%	Less than 10%

Customer E	Less than 10%	12%	Less than 10%	11%	Less than 10%	10%

A significant portion of the Company’s purchases and accounts payable and accrued expenses are to a limited number of vendors.  Purchases as a percentage of total net purchases for the three and six months ended June 30, 2012 and 2011 and accounts payable and accrued expenses as a total of net accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011, were as follows for the significant vendors:

	Purchases – Six Months		Purchases – Three Months		Accounts Payable
	2012	2011	2012	2011	2012	2011
Vendor A	30%	16%	30%	17%	12%	Less than 10%

Vendor B	31%	24%	28%	26%	Less than 10%	Less than 10%

Vendor C	Less than 10%	15%	Less than 10%	13%	Less than 10%	Less than 10%

  NOTE 15 - SUBSEQUENT EVENTS

On July 13, 2012, the Company issued 1,531,862 shares of Common Stock to holders of  the Convertible Notes in payment of interest due on such Convertible Notes (see Note 7).

On July 13, 2012, the Company issued 3,000,000 shares of Common Stock to United Capital Funding in consideration of the short term loan granted to the Company (see Note 6).

On July 13, 2012, the Company issued 3,000,000 shares of Common Stock for bonus stock and unvested stock, to Donald McDonald, pursuant to his severance agreement with the Company.  In addition, on July 26, 2012, the Company issued Mr. McDonald 1,190,476 shares of Common Stock related to his deferred salary, pursuant to his severance agreement with the Company (see Note 5).

On August 3, 2012, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Secretary of State of the State of Nevada to withdraw the Certificate of Designation, Preferences and Limitations of the Series A Convertible Preferred Stock that was originally filed with the Secretary of State of the State of Nevada on April 28, 2009, and which had created a  Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock was mandatorily converted, by its terms, on July 6, 2009 into shares of Common Stock. In accordance with the Certificate of Designation of Series A Preferred Stock, from and after the mandatory conversion date, each certificate representing shares of Series A Preferred Stock solely represents the right to receive the number of shares of Common Stock in to which such Series A Preferred Stock is convertible.

On August 3, 2012, the Company restated, without amending, its Articles of Incorporation.  In accordance with Section 78.403 of the Nevada Revised Statutes, the Company omitted the following provisions from its restated Articles of Incorporation: (i) the names, addresses, signatures and acknowledgements of the incorporators, (ii) the names and addresses of the members of the past and present board of directors, and (iii) the name and address of the resident agent of the Company.

On August 3, 2012, the Company’s Board of Directors tentatively approved a one for 500 reverse stock split of its authorized and outstanding Common Stock.  The effective date of the reverse split is subject to final approval of the Board and the review by FINRA. At such time as the reverse split is implemented, each 500 shares of Common Stock issued and outstanding will automatically be combined into one (1) share of Common Stock and the number of shares of Common Stock authorized to be issued under our Restated Articles of Incorporation will be correspondingly reduced from 1,000,000,000 shares of Common Stock to 2,000,000 shares of Common Stock. All fractional shares resulting from the reverse split will be rounded up to the nearest whole share.  The Company will continue to have 1,000,000 shares of authorized blank check preferred stock.  All outstanding options, warrants and other convertible securities for common stock will be subject to adjustment for the reverse stock split. As the reverse split has not yet been implemented, the share amounts and per share prices in this Quarterly Report on Form 10-Q have not been adjusted to reflect this reverse stock split.

On August 14, 2012, the Company and Trim Capital LLC entered into an amendment of the Purchase Agreement (the “Amendment”) in order to accommodate the willingness of Trim Capital to make an interim loan (the “Interim Loan”) of $270,000 to the Company in advance of the Second Closing.  The closing of the Interim Loan occurred on August 14, 2012 and on such date the Company received proceeds of $270,000 and issued the Purchaser a 15% Convertible Senior Secured Promissory Note in substantially the same form as the Initial Note sold under the Purchase Agreement. Pursuant to the Amendment, the Interim Loan is deemed part of the “Initial Note” under the Purchase Agreement, serves to reduce the proceeds anticipated to be received at the Second Closing to $2,730,000 and is secured under the Security Agreement and IP Security Agreement.

In addition, the Company and Purchaser also amended the Purchase Agreement to modify the matters for which the Company will seek stockholder approval to provide that the Company shall seek stockholder approval of the following matters: (i) amendments to the Company’s Restated Articles of Incorporation to (A) authorize a sufficient number of shares of Common Stock for issuance in the Trim Financing and upon conversion of the Junior Preferred, for issuance pursuant to a new equity compensation plan and for other corporate purposes and (B) authorize additional preferred stock of the Company and clarify and expand the authority of the Board to issue blank check preferred stock of the Company, (ii) the election of a Board, (iii) a new equity compensation plan, and (iv) the Trim  Financing (see Note 3 of the financial statements for further information).

In July 2012, we entered into a consulting agreement whereby we agreed to grant 12,000,000 shares of restricted common stock to a consultant over the term of the contract beginning in July 1, 2012. The Company has issued 4,500,000 shares of common stock under this arrangement subsequent to June 30, 2012. The issuance of the remaining shares of common stock under this agreement is subject to the first to occur of (i) the termination for the Purchase Agreement prior to the Second Closing or (ii) the Company having filed an amendment to its certificate of incorporation providing for an increase in the number of the Company's authorized shares of Common Stock.

The Company evaluates events that have occurred after the condensed balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Reverse Stock Split

On August 3, 2012, our Board tentatively approved a one for 500 reverse stock split of our Common Stock authorized and outstanding Common Stock, par value $0.001 per share (“Common Stock”).  The effective date of the reverse split is subject to final approval of the Board and the review by FINRA. At such time as the reverse split is implemented, each 500 shares of Common Stock issued and outstanding will automatically be combined into one (1) share of Common Stock and the number of shares of Common Stock authorized to be issued under our Restated Articles of Incorporation will be correspondingly reduced from 1,000,000,000 shares of Common Stock to 2,000,000 shares of Common Stock. All fractional shares resulting from the reverse split will be rounded up to the nearest whole share.   The Company will continue to have 1,000,000 shares of authorized blank check preferred stock.  All outstanding options, warrants and other convertible securities for common stock will be subject to adjustment for the reverse stock split.  As the reverse split has not yet been implemented, the share amounts and per share prices in this Quarterly Report on Form 10-Q have not been adjusted to reflect this reverse stock split.

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

We will principally generate revenues, income and cash by selling and distributing finished products in the beverage industry. We will sell these products through international retailers, national retailers and local or regional distributors.   Presently, we have been focused on, and will continue to increase existing product lines and further develop our markets. Presently, we have established relationships with national retailers, including Target, SuperValu, Ahold, Harris Teeter, Wegmans, Shop Rite, CVS, select Walgreens and 7-Eleven stores for the retail sale of Skinny Water. Based on current retail authorizations, management believes that the Company's products are available through retail accounts with approximately 14,000 store locations throughout the country. In addition to these chains, the Company believes that its products are available in numerous independent stores throughout the US. We expect to continue our efforts to distribute Skinny Water through the distributors and retailers. However, these distributors and retailers are not bound by significant minimum purchase commitments and we do not expect that this will change in the near future. Accordingly, we must rely on recurring purchase orders for product sales and we cannot determine the frequency or amount of orders any retailer or distributor may make and the availability of our products through various retailers may fluctuate over time.

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

Acquisition of Trademarks

The Company obtained the exclusive worldwide rights pursuant to a license agreement with Peace Mountain Natural Beverage Corp. to bottle and distribute a conventional beverage called Skinny Water®.  On July 7, 2009, we completed a transaction with Peace Mountain pursuant to which we acquired from Peace Mountain certain trademarks and other intellectual property assets. The acquired marks include the trademarks “Skinny Water®”, “Skinny Shake ™”, “Skinny Tea®”, “Skinny Bar™”, “Skinny Smoothie®’’, “Skinny Java™”, “Skinny Snacks®” and “Skinny Juice®”. In consideration of the purchase of such assets, we paid Peace Mountain $750,000 in cash payable as follows: (i) $375,000 payable up front and (ii) $375,000, less an amount equal to the royalties paid by the Company during the first quarter of 2009 in the amount of $37,440, payable in four quarterly installments commencing May 1, 2010. In May 2011, the Company and Peace Mountain entered into a letter agreement seeking to resolve the remaining payments due.  As of June 28, 2012 the Company has made all payments under this arrangement and all terms have been satisfied under a settlement agreement.   In connection with the acquisition of these assets, we and Peace Mountain entered into a Trademark Assignment Agreement and Consulting Agreement, settling a prior dispute between the parties and avoiding pending arbitration proceedings.  Effective with the closing, the transactions contemplated by these additional agreements were also consummated. Under the consulting agreement, which was effective as of June 1, 2009, entered into between the Company and Mr. John David Alden, the principal of Peace Mountain, the Company agreed to pay Mr. Alden a consulting fee of $100,000 per annum for a two year period. Under this agreement, Mr. Alden agreed to provide the Company with professional advice concerning product research, development, formulation, design and manufacturing of beverages and related packaging. Further, in accordance with the consulting agreement, in 2009 the Company issued to Mr. Alden warrants to purchase an aggregate of 3,000,000 shares of common stock, exercisable for a period of five years at a price of $0.05 per share.  The Company has also registered the trademark Skinny Water® in various international markets, including the European Union and Mexico and has registered the trademark Skinny Water Zero™ in the European Union.

In May 2011, the Company entered into an agreement with the owners of the trademark “SkinnyTinis” and certain related assets, including web domain names, pursuant to which the Company agreed to purchase all of such owner’s right and title to the trademark.  The Company plans to develop and market beverages under the “SkinnyTinis” brand name.

Planned Products

During the quarter ended June 30, 2010, we introduced our Skinny Water Sport™ product line. We intend to expand our product line to introduce the following products at such times as management believes that market conditions are appropriate. Products under development or consideration include new Skinny Water flavors, Skinny Water Teas, Shakes, Bars and Smoothies.  The Company intends to market additional “Skinny” beverages in the future, including Alkaline + Electrolytes pure water. The Company plans to introduce a pH+ water, an electrolyte enhanced purified water with alkalinity, during the third quarter of fiscal 2012.

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

Marketing and Sales Strategy

Our primary marketing objective is to cost-effectively promote our brand and to build sales of our products through our retail accounts and distributor relationships. We use a combination of sampling, in store point of sale materials, retail promotions, online advertising, public relations and promotional/event strategies to accomplish this objective. Management believes that in-store merchandising is a key element to providing maximum exposure and sales to its brand.  In addition, we have been seeking celebrity tie-ins to further enhance our visibility and, for example, in February 2012, we entered a sponsorship with the Juvenile Diabetes Research Foundation International (“JDRF”) to sponsor various initiatives to combat juvenile diabetes.

In connection with our marketing strategy, we have various sales, advertising and marketing programs to introduce our products to numerous distribution channels and retail outlets in the U.S. These programs have included the development of a team of experienced beverage salesman in New England, Philadelphia, New York City, Chicago, Baltimore, Washington, D.C., Los Angeles and San Francisco markets. Further, the Company designs and prints point of sale material, brands mobile trucks, allocates free samples of Skinny Water and creates consumer trial and interest through in-store promotions and sampling.  We incurred significant expenses in the first six months of 2012 related to our marketing efforts and we expect to need to incur significant marketing and advertising expenditures during the remainder of fiscal 2012 to market our products. We believe that marketing and advertising are critical to build brand awareness to Skinny Water.

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

As of January 31, 2012, we entered into an exclusive Product Manufacturing and Distribution Agreement (the “Manufacturing Agreement”) with Cliffstar, LLC, a subsidiary of Cott Corporation. Subject to the terms and conditions of the Manufacturing Agreement, Skinny granted Manufacturer an exclusive, non-transferable, limited (the “Manufacturer”) right and license to use the Skinny Water trademark, including the right to sub-license, solely upon and in connection with the development, production, processing, packaging, storage, distribution, and sale of our Skinny Water products and other products which it may develop in the future. The territory covered by the Manufacturing Agreement is the United States and Canada. The Manufacturing Agreement also provides that in the event that Skinny desires to distribute products outside of the territory, Manufacturer shall have a right of first refusal to negotiate in good faith amendments to the Manufacturing Agreement as may be necessary or appropriate for Manufacturer to produce and/or distribute products in such additional locations.

Under the Manufacturing Agreement, Skinny shall be solely responsible for all marketing, promotion, customer relations (except and to the extent specifically provided otherwise in the Manufacturing Agreement) and other activities related to the sale of the products. Further, under the Manufacturing Agreement, the Manufacturer is responsible for sourcing, purchasing, maintaining inventory and otherwise providing all ingredients required for the manufacture of the products following a transition period. However, until such time as Manufacturer is prepared to source directly any or all other ingredients of the products, Manufacturer will continue to obtain certain ingredients from Skinny. Additionally, the Manufacturer is responsible for providing all packaging materials, including but not limited to labels, necessary for the production and shipment of the products following a transition period. Until such time as Manufacturer is prepared to source directly any or all packaging materials for the products, it will obtain such packaging materials from Skinny and Skinny will source the product containers at its sole expense.

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

Results of Operations: Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Net revenues were $1,266,621 for the three months ended June 30, 2012, (net of billbacks of $175,156) as compared to $2,113,229 for the three months ended June 30, 2011 (net of billbacks of $320,468 and slotting fees of $202,092).  This decrease reflects a decrease in product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the second quarter 2012.

Gross profit was $422,589 for the three months ended June 30, 2012 as compared to $423,940 for the three months ended June 30, 2011.  The decrease is due to the overall reductions in revenue while increasing as a percentage of sales by 13.3% due to our management of costs in bottling and, raw material costs, pursuant to our relationship with Cliffstar, which the Company believes will be ongoing through our manufacturing agreement.  In addition, net revenue was not impacted by slotting fees in the 2nd quarter of 2012 as compared to the same period in 2011, which improved margins.

Marketing and advertising expense was $880,825 for the three months ended June 30, 2012 as compared to $1,060,322 for the three months ended June 30, 2011, reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce the retail marketplace on a national level through increased couponing and promotion, utilizing the available capital.  Payroll and travel expenses were reduced in our non core markets. This overall marketing expense includes non-cash expenses of $32,727 for marketing consultants in 2012 as compared to $447,249 in 2011 for marketing consultants in addition to expenses consisting of in-store advertising and sampling events, regional sales staff and sampling teams for each of our territories.

General and administrative expense was $1,685,496 for the three months ended June 30, 2012 as compared to $1,279,434 for the three months ended June 30, 2011, reflecting Company’s costs of non-cash expenses of $939,000 related to the loss on the shares issued to Ironridge to satisfy our obligation, an increase  related to the cost of the severance agreement for our former CFO in 2012, and other non-cash expenses were $49,387 and $657,517 in 2011 for the loss allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services.

Operating expenses were $2,566,321 for the three months ended June 30, 2012 as compared to $2,399,756 for the three months ended June 30, 2011.  These costs were associated with marketing expenses related to more cost-effectively expanding the market for Skinny Water products, as described above, which was countered with the cost of the non-cash expenses of $1,021,114 for the second quarter of fiscal 2012 as compared to $1,104,766 in the 2011 period for the loss on retirement of accounts payable (Ironridge), in addition to allowance for returns and doubtful accounts, depreciation, employee options, and  stock issued for services.

Interest expense was $276,392 for the three months ended June 30, 2012 as compared to $611,139 for the three months ended June 30, 2011, reflecting the increased borrowings to manage our increased receivables along with the overall financing of the operations during the second quarter 2012, and decrease in non-cash expense from $208,664 in 2012 to $515,035 in 2011 for amortization. In 2011, amortization included deferred financing costs relating to the guarantee of our factoring agreement by certain officers of the Company. In 2012, amortization included costs incurred to obtain the convertible debt, note payable and Trim Capital note payable. This amount in 2012 also includes amortization expense relating to the debt discount on the convertible notes.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the three months ended June 30, 2012 and 2011.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $2,143,732, for the three months ended June 30, 2012, inclusive of non-cash expenses of $1,021,114 as compared to a loss of $1,915,816, inclusive of non-cash expenses of $1,104,766 for the three months ended June 30, 2011.

Results of Operations: Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Net revenues were $2,592,849 for the six months ended June 30, 2012, (net of billbacks of $293,014) as compared to $3,724,744 for the six months ended June 30, 2011 (net of billbacks of $527,315 and slotting fees of $242,363).  This decrease reflects a decrease in product sales as a result of inadequate capital to fund inventory purchases and meet customer demand during the first half of 2012.

Gross profit was $839,187 for the six months ended June 30, 2012 as compared to $975,097 for the six months ended June 30, 2011.  The decrease is due to the overall reductions in revenue while experiencing an increase in gross profit percentage, 6.2%, due to our management of costs in bottling and, raw material costs, pursuant to our relationship with Cliffstar, which the Company believes will be ongoing through our manufacturing agreement.  In addition, net revenue was not impacted by slotting fees in the 2nd quarter of 2012 as compared to the same period in 2011, which improved margins.

Marketing and advertising was $1,441,973 for the six months ended June 30, 2012 as compared to $1,673,653 for the six months ended June 30, 2011, reflecting the Company’s efforts to effectively establish the Skinny brand with retailers and distributors and for general brand promotion to introduce the retail marketplace on a national level,  through increased couponing and promotion and product design related to our new packaging and our pH+ water,  utilizing the available capital.  Payroll and travel expenses were reduced in our non core markets.  This overall marketing expense includes non-cash expenses of $207,045 for marketing consultants in 2012 as compared to $534,749 in 2011 for marketing consultants in addition to expenses consisting of in-store advertising and sampling events, regional sales staff and sampling teams for each of our territories.

General and administrative expense was $3,019,743 for the six months ended June 30, 2012 as compared to $2,031,851 for the six months ended June 30, 2011, reflecting Company’s costs of non-cash expenses of $985,768, related to the loss on the shares issued to Ironridge, an increase related to the cost of the severance agreement for our former CFO in 2012 and other non-cash expenses were $357,620 in 2012 and $909,885 in 2011 for the allowance for returns and doubtful accounts, depreciation, employee options, compensation expense in addition to stock issued for services.

Operating expenses were $4,461,716 for the six months ended June 30, 2012 as compared to $3,705,504 for the six months ended June 30, 2011.  These costs were associated with marketing expenses related to more cost-effectively expanding the market for Skinny Water products, as described above, which was countered with the cost of the non-cash expenses of $1,550,433, inclusive of $985,768 to settle Ironridge, for the first half of fiscal 2012, in addition to allowance for returns and doubtful accounts, depreciation, employee options,  in addition to stock issued for services,  as compared to $1,444,634 in the 2011 period for the allowance for returns and doubtful accounts, depreciation, employee options, in addition to stock issued for services.

Interest expense was $991,651 for the six months ended June 30, 2012 as compared to $690,603 for the six months ended June 30, 2011, reflecting the increased borrowings to manage our increased receivables along with the overall financing of the operations during 2012, and non-cash expense of $866,168 for the amortization of deferred financing costs relating to the guarantee of our factoring agreement by certain officers of the Company and costs incurred to obtain the convertible debt financing, note payable and Trim note payable. This amount also includes amortization expense relating to the debt discount on the convertible notes.

The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred during the six months ended June 30, 2012 and 2011.  Because of the Company’s inconsistent earnings, the deferred taxes have been offset by a valuation allowance.

Losses from operations were $3,622,529, for the six months ended June 30, 2012, inclusive of non-cash expenses of $1,550,433 as compared to a loss of $2,730,407, inclusive of non-cash expenses of $1,444,634 for the six months ended June 30, 2011.

Going Concern, Management Plans, Liquidity and Capital Resources

To date, the Company has needed to rely upon selling equity and debt securities in private placements and borrowings under our line of credit to generate cash and issuing shares of common stock for services to implement our plan of operations. As described in greater detail below, we have an immediate need for additional capital to fund our working capital requirements and business model objectives.

On June 28, 2012, the Company and Trim Capital LLC entered into the Purchase Agreement for the Trim Financing of up to $15,000,000 in total proceeds to the Company.  The Trim Financing is structured to occur in three separate closings, with each of the second and third closings subject to certain conditions. At the First Closing, which was completed on June 28, 2012, the Company sold the Initial Note for $1,000,000 to the Purchaser. The Initial Note and the Remaining Note are secured by a lien on all of the Company’s assets and intellectual property as set forth in the Security Agreement and IP Security Agreement.

The Purchase Agreement provided, prior to the Amendment, that at the Second Closing, the Purchaser will purchase an additional $3,000,000 of securities of the Company, consisting of a combination of the Remaining Note in a principal amount to be determined by purchaser (up to $3,000,000) and Equity Units consisting of shares of Senior Preferred Stock and Common Stock. The Equity Units to be purchased at the Second Closing will consist of, in the aggregate (1) such number of shares of Senior Preferred with an aggregate original issue price equal to the difference between (x) $3,000,000 and (y) the principal amount of the Remaining Note and (2) such number of shares of Common Stock determined by multiplying (a) 65% of the Third Closing Fully Diluted Common Stock by (b) a fraction, the numerator of which is the Second Closing Senior Preferred Price and the denominator of which is $9,000,000.

At the Third Closing, the Notes will convert into additional Equity Units, and, in addition, Purchaser will purchase $5,000,000 of additional Equity Units such that, after the Third Closing, the Purchaser will own $9,000,000 of Senior Preferred and 65% of the Third Closing Fully Diluted Common Stock.  In addition, at the Third Closing, Purchaser will provide the Company with a $6,000,000 senior secured Credit Facility.  As described in greater detail in Note 3 to the Condensed Financial Statements, on August 14, 2012, we entered into an amendment of the Purchase Agreement (the “Amendment”) with Trim Capital and completed an interim loan of $270,000 and on such date issued a 15% Convertible Senior Secured Promissory Note in the principal amount of $270,000. This interim loan will reduce the proceeds to be received at the Second Closing to $2,730,000.

The Second and Third Closings are subject to certain closing conditions, including there being no material adverse change in our business, operations, financial condition, or results of operations prior to the closing and the Third Closing is conditioned upon the approval of our stockholders of the Trim Financing and certain matters related to such transaction.  Accordingly, we cannot provide any assurances that the Company will be able to complete the Second or Third Closing.

If we do not close the proposed Trim Financing transaction for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. Further, if we do not complete the Trim Financing, in certain circumstances, the Purchaser would have the right to terminate the Purchase Agreement, which would result in an event of default under the Notes, making them become immediately due and payable. As our cash resources are extremely limited, we do not anticipate having sufficient capital to repay the Notes in such an event. If we cannot repay the Notes when due, the Purchaser, as the holder of the Notes will be able to exercise its rights as a secured party under the Security Agreement and IP Security Agreement, including foreclosure on our assets.  As the collateral securing our obligations under the Notes consist of all of our assets, upon an event of default, the Purchaser, as the holder of the Notes, would be in a position to take possession of all of our assets, subject to the rights of our senior lender.

As of June 30, 2012, the Company had a working capital deficiency of $4,292,940 an accumulated deficit of $48,923,111, stockholders’ deficit of $3,085,912. The Company had net losses of $3,430,166 for the six months ended June 30, 2012 and $7,665,855 and $6,914,269 for the years ended December 31, 2011 and 2010, respectively.  As of August 13, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $899,304, representing 85% of the face value of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line. During the first six months of fiscal 2012, the Company raised an additional $1,405,000, less offering costs of approximately $134,000, from the sale of securities to accredited investors in a private placement of convertible notes and in conducting the First Closing of the Trim LLC Financing. During the 2011 fiscal year, the Company raised an aggregate amount of $3,550,500, less $113,567 in offering costs, from the sale of securities to accredited investors in private placements. Further, the Company has issued shares of its common stock in exchange for services rendered in lieu of cash payment. During the first six months of 2012, the Company has issued 16,670,246 shares of common stock in lieu of approximately $479,000 in services. During fiscal 2011, the Company issued 46,934,086 shares of common stock for consideration of services of approximately $1,799,000.

Based on our current levels of expenditures and our business plan, the Company believes that its existing line of credit and the proceeds received from its recent private placement, including the proceeds received from the First Closing of the Trim Financing, will only be sufficient to fund our anticipated levels of operations for a limited period of less than twelve months and that the Company will require additional capital, anticipated to be received pursuant to the Trim Financing, in order to sustain its operations. As the Company’s ability to receive additional proceeds under the Trim Financing is subject to various conditions, a number of which are outside of its control, the Company cannot provide any assurances that it will receive the remaining proceeds contemplated by the Trim Financing.

The Company’s growth will also depend on its ability to execute its current operating plan and to manage its costs in light of developing economic conditions and the performance of its business. Accordingly, generating sales in that time period is important to support the Company’s business. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support our operations during that time frame, the Company will need to raise additional capital and may need to do so sooner than currently anticipated.

If the Company raises additional funds, pursuant to the Trim Financing or otherwise, by selling shares of common stock or convertible securities, the ownership of its existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to the Company’s currently outstanding securities. As described in greater detail below under the caption “Risk Factors”, the Trim Financing, if completed, will result in substantial dilution to our current stockholders and the securities that the Company has sold and will issue in the Trim Financing include a number of terms which grant the Purchaser senior preferences and rights to our currently outstanding securities. These provisions enable the Purchaser to influence and control our operations in a manner that our current security holders cannot and the interests of the Purchaser may differ from the interests of the other stockholders.

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

Cash Flow

At June 30, 2012, the Company had cash of $503,337 as compared to no cash on hand as of June 30, 2011.  The Company utilizes its line of credit to manage its borrowing through cash collections at its factor, United Capital Funding. In addition, during 2012 the Company has raised approximately an additional $1,271,000, net of offering costs, through private sales of convertible notes payable and its initial closing with Trim Capital, LLC to assist in satisfying its working capital requirements and to sustain operations during the six months ended June 30, 2012.

Operating Activities

Net cash used in operating activities totaled $1,177,026 for the six months ended June 30, 2012 as compared to $2,780,777 for the six months ended June 30, 2011. This is primarily attributable to a net loss of $3,430,166, increase in sales towards the end of the reporting period as compared to at December 31, 2011 which resulted in an increase in the accounts receivable balance by $742,723. Further, there was a gain in the fair value of derivative liabilities of $1,184,014. This was offset by non-cash expense of $2,416,601 for the allowance for returns and doubtful accounts, depreciation, employee options, amortization of deferred financing costs and debt discount, loss on retirement of accounts payable and stock issued for services.

Investing Activities

At June 30, 2012, the Company purchased equipment to assist in the manufacturing of its proprietary bottle for $190,000 as compared to $0 for the same period in 2011.

Financing Activities

Net cash provided by financing activities totaled $1,870,363 for the six months ended June 30, 2012 and $2,780,777 for the prior year period. Cash provided by financing activities was primarily from the sale of our debt securities in our private placement of convertible notes entered into during the six months ended June 30, 2012, borrowings of $350,000 in short-term notes from UCF and Michael Salaman, our CEO, and our the initial closing of $1,000,000 with Trim Capital in addition to the increased borrowing from our United Capital Funding line of credit.

Satisfaction of Cash Requirements and Financing Activities

As described above, we have an immediate need for additional capital and in June 2012, entered into the Purchase Agreement for the Trim Financing, which if completed, will result in our receipt of a maximum of $15,000,000 in total proceeds. The Trim Financing is structured to occur in three separate closings and the First Closing, the sale of the $1,000,000 Initial Note, occurred on June 28, 2012. On August 14, 2012, we completed an interim loan of $270,000 with the Purchaser and issued the Interim Note to the Purchaser against our receipt of such funds. Both the second and third closings are subject to certain conditions, including the approval of our stockholders of the Trim Financing and certain related matters. If we complete the remaining closings, we will receive $7,730,000 in additional proceeds and issue the Purchaser Equity Units consisting of shares of Common Stock and Senior Preferred Stock and the Purchaser will provide the Company with the $6,000,000 Credit Facility.  As the remaining closings are subject to the approval of our stockholders of the Trim Financing and certain other closing conditions outside of our control, we cannot provide any assurances that we will be able to complete the Second and Third Closing.

Other than the Purchase Agreement, we do not have any other agreements with any third-parties for additional transactions and if we are not able to complete the Trim Financing, no assurances can be given that we would be successful in raising sufficient capital from any other sources or that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

●	the size of our future operating losses;

●	our relationships with suppliers and customers;

●	the market acceptance of our product line;

●	the levels of promotion and advertising that will be required to support sales and achieve and maintain a competitive position in the marketplace;

●	our business, product, capital expenditure and research and development plans;

●	the level of accounts receivable and inventories, if any, that we maintain; and

●	our competitors’ response to our offerings.

Other Transactions Impacting our Capital Resources

In November 2011, we commenced a private offering pursuant to which we offered an aggregate amount of $2,500,000 of units of the Company’s securities on a “best efforts” basis. Each unit consisted of one Convertible Senior Subordinated Secured Note in the principal amount of $25,000 (the “Convertible Note”) and one (1) Series A Common Stock Purchase Warrant (the “Series A Warrant”). The offering period expired on March 1, 2012 and the Company received total gross proceeds of $705,000 in this placement with $300,000 in proceeds received in 2011 and $405,000 in 2012. The Company sold an aggregate principal amount of $705,000 of Convertible Notes and issued a total of approximately 23,500,000 Series A Warrants to the investors. The Convertible Notes bear interest at the rate of 10% per annum, which is payable semi-annually on April 30 and October 30 of each year while the Convertible Notes are outstanding. Interest is payable in cash or at the discretion of the Company, in shares of Common Stock, in accordance with the terms of the Convertible Notes. Interest payable at April 30, 2012 was $17,825 in the aggregate. The Company issued an aggregate of 1,531,862 shares of Common Stock to the holders of the Convertible Notes that agreed to waive our failure to timely pay interest in cash.  See Note 7 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction.

The Company entered into a one-year factoring agreement with United Capital Funding of Florida (“UCF”).  As of June 30, 2012, the Company had $785,079 outstanding through this arrangement.  As of August 13, 2012, the Company had borrowed, under its current line of credit arrangement with United Capital Funding, $899,304, representing 85% of the eligible outstanding accounts receivable on that date, of its available $2,000,000 line (see Note 6 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction).

On January 25, 2012, the Company issued an aggregate of 65,100,000 shares of the Company’s common stock to Ironridge Global IV, Ltd. pursuant to the Order we entered into in January 2012.   Pursuant to the adjustment mechanism, on April 18, 2012, June 4, 2012, June 11, 2012, and June 25, 2012, the Company issued to Ironridge 46,000,000, 21,000,000, 20,000,000 and 30,000,000 shares of Common Stock, respectively (see Note 10 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this transaction).

On June 7, 2012, the Company obtained an increased commitment in the principal amount of $300,000 from its lender, United Capital Funding Corp., and a loan in the principal amount of $50,000 from Michael Salaman, the Company’s Chief Executive Officer and Chairman. For further information regarding this issuance, (see Note 6 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q).

During the three and six months ended June 30, 2012, the Company issued an aggregate of 2,545,454 and 8,731,496, respectively, shares of common stock to various consultants for the provision of consulting services provided by them.  For further information regarding this issuance, (see Notes 5 and 10 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q).

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In its Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified material weaknesses in its internal control over financial reporting substantially similar to the weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012. Over the course of fiscal 2011, the Company intended to take substantial measures, by hiring additional staff and utilizing outside consultants, to remediate these material weaknesses. However, the Company has been unable to implement remediation plans due to its liquidity issues. During 2012, the Company began to further implement these measures by hiring additional accounting personnel to assist in improving closing procedures and utilizing consultants to assist in assessment of complex equity and future debt transactions. In addition, with respect to the material weakness identified regarding its inability to timely perform a formal assessment of its controls over financial reporting, the Company engaged an external consultant to assist the Company in undertaking its assessment in a timely manner.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, the Company's management intended to remediate the above described weaknesses by implementing the steps outlined above to improve the quality of our internal control over financial reporting. Due to the Company's liquidity issues, the Company was not able to fully address these matters to date in 2012. The Company has hired additional accounting personnel to assist in remediating these material weaknesses, and has engaged outside consultants to assist management.  There were no other changes during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as reported below for the quarter ended June 30, 2012, we are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

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

On November 1, 2011, the Company received a demand letter from putative plaintiff threatening the institution of a lawsuit against the Company in the United Stated District Court for the Northern District of California in which the potential plaintiff has alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products. More specifically, the demand alleges that the Company made deceptive and fraudulent statements in its product advertising and labeling in that the use of the products can cause a consumer to lose weight. To the Company’s knowledge, the putative plaintiff has not commenced legal proceedings at this juncture and the Company has not yet been served with a complaint. The letter received by the Company included a demand that the Company undertake remedial actions prior to service of the complaint. As relief, the putative plaintiff intends to seek, among other things, injunctive relief and damages. The Company is assessing this matter and has not yet responded to this demand letter. Similarly, on March 27, 2012, the Company received two additional demand letters from other putative plaintiffs threatening the institution of litigation against the Company in which the potential plaintiffs have alleged that the Company has engaged in wrongful conduct in the marketing, labeling, advertising and selling of its products.  As relief, the putative plaintiffs intend to seek, among other things, injunctive relief and damages. Management and counsel is unable to determine at the time whether these claims will have a material adverse impact on our financial condition, results of operations or cash flow.

In March 2012, a claim was commenced against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania under the caption Fort Dearborn Co. v. Skinny Nutritional Corp. The complaint alleges that the Company is liable to the plaintiff for approximately $40,000 arising out of the alleged non-payment by the Company for certain materials allegedly purchased from the plaintiff by the Company. The Company has disputed the sums claimed by the plaintiff and has been engaged in efforts with the plaintiff to resolve this matter. The Company has paid $7,500 under their agreement through June 30, 2012. Management and counsel do not believe that the outcome of this matter will have a material adverse effect on the Company's business results of operations or financial condition.

In addition, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company’s management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.    Risk Factors.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this Report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Except for the following additional risk factors, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on April 16, 2012.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. As of December 31, 2011, we had an accumulated deficit of $45,492,945 and at June 30, 2012, our accumulated deficit was $48,923,111.  For the years ended December 31, 2011 and December 31, 2010, we incurred net losses of $7,665,855, inclusive of non-cash expense of $4,390,130 and $6,914,269, inclusive of non-cash related expense of $2,379,425, respectively.  Further, we incurred a net loss in each of the three and six month periods ending June 30, 2012 of $1,858,534 and $3,430,166, respectively. These losses have resulted principally from expenses incurred in product development, from selling, general, and administrative expenses associated with our operations. We expect to incur operating losses in the future as a result of expenses associated with production, marketing and selling, general and administrative expenses, and product development. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. If we are not able to begin to earn an operating profit at some point in the future, we have insufficient working capital to maintain our operations as we presently intend to conduct them.

Failure to close the Trim Capital Financing in its entirety would likely materially adversely affect our stock price and financial results.

On June 28, 2012, the Company and Trim Capital, LLC entered into the Purchase Agreement relating to a financing transaction for a maximum of $15,000,000 in total proceeds to us (the “Trim Financing”). The Trim Financing is structured to occur in three separate closings, with each of the second and third closings subject to certain conditions, including the approval of our stockholders of the Trim Financing and certain related matters. At First Closing, which was completed on June 28, 2012, the Company sold a $1,000,000 senior secured bridge note (the “Initial Note”) to the Purchaser.  The Initial Note and the Remaining Note referred to below are secured by a lien on all of the Company’s assets and intellectual property as set forth in the Security Agreement and IP Security Agreement. The Purchase Agreement provided, prior to the Amendment, that at the Second Closing, the Purchaser will purchase an additional $3,000,000 of securities of the Company, consisting of a combination of the Remaining Note in a principal amount to be determined by purchaser (up to $3,000,000) and Equity Units consisting of shares of Senior Preferred Stock and Common Stock. The Equity Units to be purchased at the Second Closing will consist of, in the aggregate (1) such number of shares of Senior Preferred with an aggregate original issue price equal to the difference between (x) $3,000,000 and (y) the principal amount of the Remaining Note and (2) such number of shares of Common Stock determined by multiplying (a) 65% of the Third Closing Fully Diluted Common Stock by (b) a fraction, the numerator of which is the Second Closing Senior Preferred Price and the denominator of which is $9,000,000.

At the Third Closing, the Notes will convert into additional Equity Units, and, in addition, Purchaser will purchase $5,000,000 of additional Equity Units such that, after the Third Closing, the Purchaser will own $9,000,000 of Senior Preferred and 65% of the Third Closing Fully Diluted Common Stock.  In addition, at the Third Closing, Purchaser will provide the Company with a $6,000,000 senior secured Credit Facility.  As described in greater detail in Note 15, on August 14, 2012, we entered into an amendment of the Purchase Agreement (the “Amendment”) with Trim Capital and completed an interim loan of $270,000 and on such date issued a 15% Convertible Senior Secured Promissory Note in the principal amount of $270,000.

The Second Closing and Third Closing are subject to a number of closing conditions, the most significant of which are:

●	the absence of any material adverse effect or any material adverse change;

●	the absence of any pending legal proceeding seeking to enjoin the transactions contemplated by the Purchase Agreement;

●
the representations and warranties of the other party contained in the Purchase Agreement shall be true and correct as of the date made and as of the Third Closing date, except for those representations and warranties that speak as of a specific date (which shall be true as of such date) and the parties having performed or complied with its obligations and covenants contained in the Purchase Agreement in all material respects;

●
the approval by our stockholders of the proposals presented at the Stockholders Meeting, which include approval of (i) the Trim Financing; (ii) amendments to our Restated Articles of Incorporation to (A) authorize a sufficient number of additional shares of Common Stock and (B) authorize additional shares of our preferred stock and clarify and expand the authority of the Board to issue blank check shares of our preferred stock; (iii) the election of a Board comprised of members as set forth in the Trim Financing Term Sheet or as otherwise agreed by Purchaser; and (iv) a new equity compensation plan;

●	our having filed amendments to our Restated Certificate of Incorporation with the Secretary of State of the State of Nevada;

●	our delivery to Purchaser of opinions of counsel in form and substance reasonably satisfactory to the Purchaser;

●
the Company shall have executed and delivered to Purchaser definitive agreements with respect to the Senior Secured Credit Facility or shall have entered into an alternative credit facility in an amount and on terms reasonably acceptable to Purchaser;

●	the Company’s outstanding bridge notes shall convert into shares of Junior Preferred Stock and the Company having delivered evidence to Purchaser of the release of all liens securing such notes;

●	the Company shall have executed and delivered indemnification agreements with each of its directors in form and substance satisfactory to Purchaser; and

●	the Company shall have obtained director and officer liability insurance in the amount of $15,000,000 with terms and conditions reasonably acceptable to Purchaser.

Accordingly, we cannot provide any assurances that the Company will be able to complete the Second Closing or the Third Closing. If the conditions to the Second or Third Closing are not satisfied, we may be unable to complete the Trim Financing. Under the Note, the termination of the Purchase Agreement prior to the consummation of the Third Closing for any reason other than by the Company due to a breach by Trim Capital or its affiliates is an event of default under the Notes, making the Notes become immediately due and payable. As our cash resources are extremely limited, we do not anticipate having sufficient capital to repay the Notes in such an event. If we cannot repay the Notes when due, the Purchaser, as the holder of the Notes will be able to exercise its rights as a secured party under the Security Agreement and IP Security Agreement, including foreclosure on our assets.  As the collateral securing our obligations under the Notes consist of all of our assets, upon an event of default, the Purchaser, as the holder of the Notes, would be in a position to take possession of all of our assets, subject to the rights of our senior lender. Further, we would not have sufficient assets with which to repay our creditors, who in turn would be likely to take action against us to protect their interests. In addition, our suppliers would also be expected to cease doing business with us and we would need to consider seeking protection under applicable bankruptcy laws or cease doing business altogether.

In addition, if we do not complete the Trim Financing and the Purchaser does not immediately declare an event of default under the Notes, without the additional funds expected from the Trim Financing, meeting our working capital needs under a continuation of the current business model would prove difficult beyond December 2012, if not sooner, and would significantly harm our ability to achieve our intended near term business objectives. We would be forced to preserve our cash position through a combination of additional cost reduction measures and sales of assets at values likely significantly below their potential worth. We would need to attempt to raise alternative capital through other financings. However, our ability to complete any such transactions would require the consent of the Purchaser and our ability to complete any equity-based financings would be compromised as we may not have a sufficient number of available shares of capital stock and the terms of such transactions could be more disadvantageous to us and dilutive to our stockholders. There can be no assurance that we could complete any alternative transaction or obtain any other funds let alone sufficient funds on terms that are as favorable to us as the terms of the Trim Financing. If we are unable to raise additional funds, we could be forced to discontinue our operations.

Even if we complete the proposed Trim Financing, we may need additional capital to support our growth, which will result in additional dilution to our stockholders.

At December 31, 2011, the Company had no cash on hand and at June 30, 2012 we had available cash of  $503,337, which cash availability is due to the First Closing of the Trim Financing. The Company utilizes its line of credit to fund its working capital as necessary by managing its borrowing through cash collections at its factor, United Capital Funding. We have been substantially reliant on capital raised from private placements of our securities to fund our operations.  We believe that as of the date of this report the cash anticipated from operations will only be sufficient to meet our expected cash needs for working capital and capital expenditures for a minimal period, without raising additional capital by completing the transaction with Trim Capital. Accordingly, we have an immediate need for additional cash which we anticipate satisfying by completing the transaction with Trim Capital. Our independent auditors’ have included a “going concern” explanatory paragraph in their report to our financial statements for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.  Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

Due to our need for a substantial amount of additional capital, even if we complete the Trim Financing, our business may require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

●	the size of our future operating losses;

●	our relationships with suppliers and customers;

●	the market acceptance of our product line;

●	the levels of promotion and advertising that will be required to support sales and achieve and maintain a competitive position in the marketplace;

●	our business, product, capital expenditure and research and development plans;

●	the level of accounts receivable and inventories, if any, that we maintain; and

●	our competitors’ response to our offerings.

If we are unable to achieve sufficient levels of sales to break-even, we will need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangements. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be further diluted. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.

In addition, it is anticipated that the Certificate of Designation of the Senior Preferred Stock will provide that at the election of the holders of at least a majority of the Senior Preferred any time after the fifth anniversary of the Third Closing, the Company shall redeem the outstanding Senior Preferred at a price per share equal to the original issue price plus accrued but unpaid dividends. In the event that the Senior Preferred is not redeemed, then the holders of the Senior Preferred will be entitled to (i) elect a majority of the Board (to the extent that designees of the holders of the Senior Preferred do not already constitute a majority of the Board) and/or (ii) cause the Company to retain an independent investment banking firm to explore strategic alternatives.

Our entering into the Purchase Agreement with Trim Capital is likely to affect our business and results of operation.

While the Second and Third Closings of the Trim Financing are pending, it creates uncertainty about our future and we are subject to a number of risks that may harm our business, revenue and results of operations, including:

●	the diversion of management and employee attention;

●	the disruption to our business relationships, including relationships with suppliers and manufacturers, which may detract from our ability to generate revenues and minimize costs;

●	the risk that we may be unable to attract and/or retain management, research and development, sales and marketing and other personnel; and

●	the incurrence of significant expenses related to the Trim Financing prior to its closing.

In addition, pursuant to the Purchase Agreement, we agreed to restrictions on our activities between the date of the First Closing and the Third Closing of the Trim Financing or while the Notes remain outstanding. In general, we agreed that we will (A) conduct our business (x) in the ordinary course and substantially in accordance with past practices; and (y) in material compliance with all applicable laws; (B) use commercially reasonable efforts to ensure that we preserve intact our current business organization, keep available the services of our current executive officers and maintain our relations and goodwill with material suppliers, landlords, and others having material business relationships with us; and (C) keep in full force and effect all appropriate insurance policies covering all of our material assets. Further, subject to certain exceptions, we have agreed to a number of specific restrictions that prohibit us from taking the certain actions without the prior consent of the Purchaser as the holder of the Notes, including the following:

●	the acquisition of the Company by another entity (other than the Purchaser or any of its affiliates);

●
the direct or indirect sale, lease, exclusive license, assignment, transfer, conveyance or other disposition by the Company of all or substantially all of its assets or intellectual property, in one or a series of related transactions, except to a wholly-owned subsidiary of the Company;

●	any acquisition or disposition (including licensing) of any business or assets including any Company intellectual property, except in the ordinary course of business;

●	any capital expenditure exceeding amounts provided for in the Approved Budget or any use of proceeds from the sale of the Securities that is not set forth in the Approved Budget;

●	enter into any agreement or arrangement to incur any indebtedness, other than trade indebtedness incurred in the ordinary course of business;

●	enter into any agreement or arrangement that would result in the creation of any lien on any of the assets of the Company;

●	the direct or indirect purchase, lease, license, assumption or other acquisition by the Company of any material assets, including any intellectual property, in one or a series of related transactions;

●
other than as contemplated by the Purchase  Agreement, and except for certain specified issuances, the creation, modification or issuance of capital stock or securities convertible into capital stock; and

●	declare or pay any dividends or make any distribution on any of the Company’s outstanding shares of capital stock.

We will continue to be subject to restrictive covenants which will constrain our operations if we complete the Trim Financing.

Even if we successfully complete the Trim Financing, we agreed to additional restrictions on our operations that will survive the Third Closing. Under the terms of the Senior Preferred Stock sold to the Purchaser, we will be restricted from taking a number of actions without obtaining the prior consent of the holders of a majority of the Senior Preferred for as long as it is outstanding, including the following:

●	entering into any agreement concerning, or effecting, a liquidation event of any deemed liquidation event;

●
entering into any agreement or consummating any material acquisition or disposition (including licensing) of any business or assets including any intellectual property, except in the ordinary course of business;

●
subject to certain exceptions, the redemption of any shares of capital stock other than the Senior Preferred in accordance with its terms, or the repurchase of shares of Common Stock from employees, officers, directors, and other consultants;

●	subject to certain exceptions, the creation, modification or issuance of capital stock or securities which are convertible into capital stock;

●	the declaration of dividends on any class of stock other than the Senior Preferred;

●	any increase or decrease the authorized size of the Board and the creation of any committee of the Board;

●
entering into or consummating any transaction with any director or management employee or immediate families or affiliates thereof (other than normal and customary employment agreements and stock remuneration agreements under any equity incentive plan or any other plan approved by the Board (including a majority of the Preferred Directors)); and

●	changing our independent accountants or attorneys.

Further, commencing on the Third Closing, as long as the Senior Preferred Stock is outstanding, consent of a majority of the Preferred Directors shall be required for:

●	any capital expenditure exceeding the approved budget;

●	the incurrence of any indebtedness (other than trade debt in the ordinary course);

●	the creation of any lien on any of our assets;

●	the appointment or dismissal of C-level executives and any material changes in remuneration of directors and senior executives;

●	establishing or investing in any subsidiary or joint venture;

●	the issuance of shares of Common Stock, warrants or other convertible securities in connection with strategic transactions, equipment leases and debt financings; and

●	approval of annual operating and capital budgets.

If completed, the proposed Trim Financing will result in substantial dilution of the percentage ownership of our stockholders.

Stockholders will incur immediate and substantial dilution of their percentage ownership of our common stock if our recently proposed financing is completed. The aggregate ownership of all holders of our outstanding common stock immediately prior to closing of the proposed financing will be reduced to approximately 23% (subject to adjustment) of our outstanding shares of common stock after the Third Closing.

Trim Capital will be a controlling stockholder and will control our Board of Directors.

Upon the completion of the Third Closing, Trim Capital will beneficially own 65% of our outstanding Common Stock, and will be our largest stockholder. In addition, following the Third Closing, the holders of the Senior Preferred Stock will have the following rights which will enable them to exert significant control over us:

●	to elect three members of an expanded five-member Board of Directors;

●	to designate our chairman; and

●
directors appointed by the holders of our Senior Preferred Stock shall constitute a majority of the members of all board committees and a director appointed by the holders of Senior Preferred Stock shall serve a chairman of each committee.

Accordingly, following completion of the Trim Financing, the Purchaser would hold the requisite percentage of our outstanding shares so as to permit them, if they chose, to approve without obtaining the approval of our other stockholders, any proposal which, under Nevada law, would require the approval of the holders of at least a majority of our outstanding Common Stock. The interests of the Purchaser may differ from the interests of the other stockholders. In addition, as described above,we consented to the inclusion of a number of protective provisions and restrictive covenants in the Purchase Agreement and other documents in the Trim Financing. These factors will also have the effect of delaying, preventing or deterring a subsequent change in control of our Company absent the consent of the Purchaser which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock.

At the election of the holders of at least a majority of the Senior Preferred any time after the fifth anniversary of the Third Closing, the Company shall redeem the outstanding Senior Preferred at a price per share equal to the original issue price plus accrued but unpaid dividends. In the event that the Senior Preferred is not redeemed, then the holders of the Senior Preferred will be entitled to (i) elect a majority of the Board (to the extent that designees of the holders of the Senior Preferred do not already constitute a majority of the Board) and/or (ii) cause the Company to retain an independent investment banking firm to explore strategic alternatives.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, during the fiscal quarter ended June 30, 2012 other than those disclosed elsewhere in this Quarterly Report on form 10-Q and in previous SEC filings.

During the quarter ended June 30, 2012, we did not repurchase any shares of our common stock.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Not applicable.

Item 5.   Other Information.

The Company has scheduled its next annual meeting of stockholders for October 15, 2012 (the “2012 Annual Meeting”). As the date for the 2012 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s most recent annual meeting of stockholders, which was held on July 14, 2010, the Company has set a new deadline for the receipt of any stockholder proposals for inclusion in the Company’s proxy materials for the 2012 Annual Meeting. The new deadline for the submission of the stockholder proposals is the close of business on September 4, 2012, which the Company believes is a reasonable time before it will begin the printing and mailing of its definitive proxy materials for the 2012 Annual Meeting. Stockholder proposals received by us after such date will be considered untimely and will not be included in our proxy statement for the 2012 Annual Meeting. Any such proposals must be addressed to the Company’s corporate secretary at its executive offices located at 1100 East Hector Street, Suite 391, Conshohocken, Pennsylvania 19428. Any such proposals will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in the Company’s proxy materials, and may be omitted from the Company’s proxy statement if not in compliance with applicable requirements. In addition, if the Company is not notified by such deadline of an intent to present a proposal at the 2012 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.

On July 13, 2012 the Company issued 1,531,862 shares of Common Stock to holders of the Convertible Notes in payment of interest due on such Convertible Notes.

On July 13, 2012 the Company issued 3,000,000 shares of Common Stock to United Capital Funding in consideration of the short term loan granted to the Company.

On July 13, 2012 the Company issued 3,000,000 shares of Common Stock to Donald McDonald, pursuant to his severance agreement with the Company. Further, on July 26, 2012 the Company issued 1,190,476 shares of Common Stock to Donald McDonald, pursuant to his severance agreement with the Company.

In July 2012, we entered into a consulting agreement whereby we agreed to grant 12,000,000 shares of restricted common stock to a consultant over the term of the contract beginning in July 1, 2012. The Company has issued 4,500,000 shares of common stock under this arrangement subsequent to June 30, 2012. The issuance of the remaining shares of common stock under this agreement is subject to the first to occur of (i) the termination for the Purchase Agreement prior to the Second Closing or (ii) the Company having filed an amendment to its certificate of incorporation providing for an increase in the number of the Company's authorized shares of Common Stock.

The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, inasmuch as the Company believed the acquirer is an accredited investor and the securities will be issued without any form of general solicitation or general advertising.

Item 6.   Exhibits.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

3.1	Amendment to Bylaws dated June 13, 2012	8-K	6/19/12	3.1

3.2	Certificate of Withdrawal of Certificate of Designation	8-K	8/9/12	3.1

3.3	Restated Articles of Incorporation	8-K	8/9/12	3.2

4.1	Promissory Note Issued to United Capital Funding Corp.	8-K	6/13/12	4.1

4.2	Promissory Note Issued to Michael Salaman	8-K	6/13/12	4.2

4.3	Form of Initial Note issued to Trim Capital LLC	8-K	7/5/12	4.1

4.4	Amendment Agreement to Senior Promissory Note held by United Corporate Funding Corp.	8-K	7/5/12	4.2

4.5	Amendment Agreement to Senior Promissory Note held by Michael Salaman	8-K	7/5/12	4.3

4.6	Form of Amendment to Convertible Senior Subordinated Secured Notes and Subscription Agreement and Waiver Agreement	8-K	7/5/12	4.4

4.7	Form of Note Waiver Agreement	8-K	7/5/12	4.5

4.8	Form of Interim Note issued to Trim Capital LLC	8-K	8/17/12	4.1

10.1(#)	Form of Option Exchange Agreement	10-Q	5/21/12	10.2

10.2	Agreement with Ironridge Global IV, Ltd. dated June 7, 2012	8-K	6/13/12	10.1

10.3	Amendment Agreement dated June 22, 2012 with Ironridge Global IV, Ltd.	8-K	6/28/12	10.1

10.4	Securities Purchase Agreement between the Company and Trim Capital	8-K	7/5/12	10.1

10.5	Security Agreement between the Company and Trim Capital	8-K	7/5/12	10.2

10.6	Intellectual Property Security Agreement between the Company and Trim Capital	8-K	7/5/12	10.3

10.7	Consulting Agreement with Marc Cummins	8-K	7/5/12	10.4

10.8	Consulting Agreement with First Trilogy LLC	8-K	7/5/12	10.5

10.9	Form of Warrant Non-Exercise Agreement	8-K	7/5/12	10.6

10.10	Separation Agreement between the Company and Donald J. McDonald	8-K	7/5/12	10.7

10.11	Lease Agreement for Premises at 1100 East Hector Street, Conshohocken, PA				X

10.12	Form of Amendment to Securities Purchase Agreement dated August 14, 2012	8-K	8/17/12	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101**
The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and, (iv) the Notes to the Unaudited Condensed Financial Statements.

** To be filed by an amendment.
Exhibits marked with the symbol # represents compensation plans and arrangements for executives and others.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

August 20, 2012	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James P. Arsenault
James P. Arsenault
Interim Chief Financial Officer
(Principal Accounting Officer)