Form 10-Q/A
period 2012-06-30
Skinny Nutritional Corp.
filed 2012-08-31
CIK 1176325

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on August 20, 2012, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.   Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Exhibit Description

3.1	*	Amendment to Bylaws dated June 13, 2012

3.2	*	Certificate of Withdrawal of Certificate of Designation

3.3	*	Restated Articles of Incorporation

4.1	*	Promissory Note Issued to United Capital Funding Corp.

4.2	*	Promissory Note Issued to Michael Salaman

4.3	*	Form of Initial Note issued to Trim Capital LLC

4.4	*	Amendment Agreement to Senior Promissory Note held by United Corporate Funding Corp.

4.5	*	Amendment Agreement to Senior Promissory Note held by Michael Salaman

4.6	*	Form of Amendment to Convertible Senior Subordinated Secured Notes and Subscription Agreement and Waiver Agreement

4.7	*	Form of Note Waiver Agreement

4.8	*	Form of Interim Note issued to Trim Capital LLC

10.1(#)	*	Form of Option Exchange Agreement

10.2	*	Agreement with Ironridge Global IV, Ltd. dated June 7, 2012

10.3	*	Amendment Agreement dated June 22, 2012 with Ironridge Global IV, Ltd.

10.4	*	Securities Purchase Agreement between the Company and Trim Capital

10.5	*	Security Agreement between the Company and Trim Capital

10.6	*	Intellectual Property Security Agreement between the Company and Trim Capital

10.7	*	Consulting Agreement with Marc Cummins

10.8	*	Consulting Agreement with First Trilogy LLC

10.9	*	Form of Warrant Non-Exercise Agreement

10.10	*	Separation Agreement between the Company and Donald J. McDonald

10.11	*	Lease Agreement for Premises at 1100 East Hector Street, Conshohocken, PA

10.12	*	Form of Amendment to Securities Purchase Agreement dated August 14, 2012

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**
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

*		These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 20, 2012.

**		Furnished with this Quarterly Report on Form 10-Q/A.

#		Exhibits marked with the symbol # represents compensation plans and arrangements for executives and others.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINNY NUTRITIONAL CORP.

August 30, 2012	By:	/s/ Michael Salaman
Michael Salaman
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James P. Arsenault
James P. Arsenault
Interim Chief Financial Officer
(Principal Accounting Officer)